Form 10-K
period 2003-12-31
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS HOLDING CORP; 59TH STREET GYM LLC; ACE LLC; BALLY FRANCHISE RSC INC; BALLY FITNESS FRANCHISING INC; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF MISSOURI INC
filed 2004-03-30
CIK 1062982, 1265319, 770944, 1265235, 1265236, 1265238, 1265239, 1265241, 1265242, 1265243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

COMMISSION FILE NUMBER:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (773) 380-3000

SEE TABLE OF ADDITIONAL REGISTRANTS

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock, par value $.01 per share
Series A Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12 (g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:    X        No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes:    X        No:

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $286.3 million, based on the closing price of the registrant’s common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors as of June 30, 2003. As of February 29, 2004, 34,030,044 shares of the registrant’s common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

Index

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction of	I.R.S. Employer
Exact Name of Additional Registrants	Incorporation	Identification Number

59th Street Gym LLC	New York	36-4474644
708 Gym LLC	New York	36-4474644
Ace, LLC	New York	36-4474644
Bally Fitness Franchising, Inc.	Illinois	36-4029332
Bally Franchise RSC, Inc.	Illinois	36-4028744
Bally Franchising Holdings, Inc.	Illinois	36-4024133
Bally Total Fitness Corporation	Delaware	36-2762953
Bally Total Fitness International, Inc.	Michigan	36-1692238
Bally Total Fitness of Missouri, Inc.	Missouri	36-2779045
Bally Total Fitness of Toledo, Inc.	Ohio	38-1803897
Bally’s Fitness and Racquet Clubs, Inc.	Florida	36-3496461
BFIT Rehab of West Palm Beach, Inc.	Florida	36-4154170
Connecticut Coast Fitness Centers, Inc.	Connecticut	36-3209546
Connecticut Valley Fitness Centers, Inc.	Connecticut	36-3209543
Crunch LA LLC	New York	36-4474644
Crunch World LLC	New York	36-4474644
Flambe LLC	New York	36-4474644
Greater Philly No. 1 Holding Company	Pennsylvania	36-3209566
Greater Philly No. 2 Holding Company	Pennsylvania	36-3209557
Health & Tennis Corporation of New York	Delaware	36-3628768
Holiday Health Clubs of the East Coast, Inc.	Delaware	52-1271028
Holiday Health & Fitness Centers of New York, Inc.	New York	36-3209544
Holiday Health Clubs and Fitness Centers, Inc.	Colorado	84-0856432
Holiday Health Clubs of the Southeast, Inc.	South Carolina	52-1230906
Holiday/Southeast Holding Corp.	Delaware	52-1289694
Holiday Spa Health Clubs of California	California	36-2763344
Holiday Universal, Inc.	Delaware	52-0820531
Crunch Fitness International, Inc.	Delaware	36-4474644
Jack La Lanne Fitness Centers, Inc.	New York	95-3445399
Jack La Lanne Holding Corp.	New York	95-3445400
Manhattan Sports Club, Inc.	New York	36-3407784
Mission Impossible, LLC	California	36-4474644
New Fitness Holding Co., Inc.	New York	36-3209555
Nycon Holding Co., Inc.	New York	36-3209533
Physical Fitness Centers of Philadelphia, Inc.	Pennsylvania	36-3209542
Providence Fitness Centers, Inc.	Rhode Island	36-3209549
Rhode Island Holding Company	Rhode Island	36-3261314
Scandinavian Health Spa, Inc.	Ohio	34-1114683
Scandinavian US Swim & Fitness, Inc.	Ohio	84-1035840
Soho Ho LLC	New York	36-4474644
Sportslife, Inc.	Georgia	58-1611545
Sportslife Gwinnett, Inc.	Georgia	58-1953453
Sportslife Roswell, Inc.	Georgia	58-1849570
Sportslife Stone Mountain, Inc.	Georgia	58-2069477
Sportslife Town Center II, Inc.	Georgia	58-2454078
Tidelands Holiday Health Clubs, Inc.	Virginia	52-1229398
U.S. Health, Inc.	Delaware	52-1137373
West Village Gym at the Archives LLC	New York	36-4474644

           The address for service of each of the additional registrants is c/o Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, 2nd Floor, Chicago, Illinois  60631, telephone 773-380-3000. The primary industrial classification number for each of the additional registrants is 7991.

Index

PART I

           Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2003, the end of the registrant’s last fiscal year. This Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See “Forward-Looking Statements” in Item 7 of this Form 10-K.

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

General

           Bally Total Fitness Holding Corporation, a Delaware corporation, is the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of its facilities. As of February 29, 2004, we operated 418 fitness centers and had approximately four million members. Our fitness centers are concentrated in major metropolitan areas in 29 states and Canada, with 350 fitness centers located in the top 25 metropolitan areas in the United States and Toronto, Canada. We operate fitness centers in over 50 major metropolitan areas representing 63% of the United States population and over 16% of the Canadian population. Our members made an estimated 150 million visits to our fitness centers in 2003.

           We offer value to our members by providing access to state-of-the-art fitness facilities with affordable membership programs. Bally fitness centers feature a variety of cardiovascular and strength equipment and offer extensive personal training, weight management and group fitness training programs. In addition, many of our fitness centers include pools, racquet courts, spinning rooms or other athletic facilities. Our current fitness center prototype achieves efficiency by focusing on those fitness services our members use most frequently. We have clustered our fitness centers in major metropolitan areas in order to reach the greatest population and achieve marketing and operating efficiencies. Over 87% of our fitness centers are located in markets in which we have five or more facilities, with our largest concentrations in the New York, Los Angeles, Chicago, Baltimore/Washington D.C., Boston, Dallas, Houston, Detroit, San Francisco, Toronto, Portland, Seattle, Philadelphia, Atlanta and Miami areas.

           The majority of our fitness centers use the service mark “Bally Total Fitness®", including 10 upscale centers that are known as “Bally Sports ClubsSM ”. The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened or acquired new facilities during the past few years that operate under upscale brands, including 27 fitness centers as “Crunch Fitness SM ”, 10 fitness centers as “The Sports Clubs of Canada™”, seven as “Pinnacle Fitness®” and four as “Gorilla Sports SM ”.

           We market our clubs to consumers through the use of a variety of membership options and payment plans. Our membership options range from single-club memberships to premium memberships, which provide additional amenities and access to all of our fitness centers nationwide. Similarly, we offer a broad range of payment alternatives. Typically, our Bally Total Fitness branded club members pay an initial membership fee which can either be financed or paid-in-full at the time of joining. Members who choose to finance their initial membership fee generally do so for up to 36 months, subject to state, provincial and local regulations and minimum down payment requirements. In addition to the initial membership fee, members are generally required to pay monthly membership dues in order to use our fitness facilities. Recently we have added a new “pay-as-you-go” membership type allowing members to join without a long-term commitment. We believe the various memberships and payment plans offered, in addition to our strong brand identity and the convenience of multiple locations, constitute distinct competitive advantages. Membership plans in our upscale clubs generally include a higher level of club amenities than the Bally Total Fitness clubs, and are also differentiated by single, multi-club, and all-club membership programs. New members of our upscale clubs generally pay a lower initial membership fee than new members of our Bally Total Fitness clubs, but pay higher monthly dues throughout the term of the membership.

           We elected to change our accounting methods effective January 1, 2003 related to the recognition of revenue from membership contracts, initial membership origination costs, and asset retirement obligations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies, and Notes to Consolidated Financial Statements for more details. In this Report on Form 10-K, unless otherwise noted, numerical disclosures contained in Items 1 and 2 have been conformed to

Index

the change in accounting method and are presented on a pro forma basis in prior years as if the change in accounting method had been previously adopted for all periods presented.

           We make certain filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, available free of charge through our website, www.ballyfitness.com, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. Our press releases are also available on our website.

Business Strategy

           Our continuing business focus is to grow our membership base and maximize our yield-per-member. We define yield-per-member as the dollar amount generated per member through initiation fees, monthly dues, products and services revenues and finance charges earned. Our average yield-per-member was $256 during 2003 and $242 in 2002. We expect to continue to grow our membership base as well as maximize our yield-per-member using the following strategies:

           Optimize Our Product and Service Offerings. We are increasingly using our clubs for the delivery of value-added products and services such as personal training, private-label nutritional products, group exercise classes, fitness related merchandise, member magazines and our Weight Management Program. Integrating these ancillary products and services into our core fitness center operations positions Bally as the primary source for all of our members’ wellness and fitness needs. In addition, our private-label nutritional products are sold in approximately 2,500 select retail, grocery and drug store outlets and our licensed portable exercise equipment is sold in over 2,200 retail outlets. We are committed to the continuing development and integration of new and innovative products and services. Our extensive groupings of club operations and brand mix allow us to “test-market” new products and services without exposing our entire operation to the outcome of the introduction.

           Realize the Benefit of Recent Investments. We have invested over $400 million in greenfield expansion, acquisitions, and expansion of existing facilities since 1997. In order to strengthen operating results and cash flows, we scaled back our club expansion plans in 2002 and 2003 and will continue to do so for the next several years. We intend to focus our attention on improving operating margins and cash flows in our existing fitness centers to capitalize on our recent investments and to realize the benefits of reduced capital expenditures. Our immature fitness centers generally require over a full year of operations before generating incremental operating income. By slowing club expansion, we intend to realize the cash flow benefits from reduced capital expenditures as well as from the natural maturation of our 135 clubs less than 5 years old. We expect our immature clubs, as they mature, to contribute higher levels of operating income.

           Expand and Optimize Our Marketing. We will continue to leverage the position of the Bally brand, which we believe is the most recognized brand name of fitness centers in North America. During 2003 we fundamentally reshaped our entire marketing approach and organization, hiring a Chief Marketing Officer and Executive Creative Director to guide our marketing turnaround. During the year, our new team modernized our creative approach and expanded our marketing message to speak to multiple customer segments in the 18-54 year old demographic, rather than relying only on our traditional 18-34 year old target. We created advertising specifically targeting women, men, seniors and Hispanic consumers and added new specialty advertising agencies to assist in reaching these target consumers. We continue to explore Internet-based approaches to marketing to new members and are expanding our web-site as a customer relationship management tool. During 2003, we continued the roll out of more customer friendly approaches to pricing our memberships by giving consumers more flexibility in payment terms, such as the continued expansion of non-obligatory pay-as-you-go membership options.

           Improve Operating Efficiencies. After a period of rapid expansion by adding new clubs in addition to the acquisition of most of our upscale brands, we have consolidated our operations to realize economies of scale. In particular, we launched several initiatives to improve operating efficiencies and reduce operating costs, including energy management programs and staff reductions during 2003. We have also eliminated local area offices and modified some of our incentive and compensation programs to better reward profitability.

Index

Fitness Centers

           Most of our fitness centers are located near regional, urban and suburban shopping areas and business districts of major cities. Fitness centers vary in size, available facilities and types of services provided. All of our fitness centers contain a wide variety of state-of-the-art progressive resistance, cardiovascular and conditioning exercise equipment, as well as free weights. A member’s use of a fitness center may include group exercise programs or personal training instruction stressing cardiovascular conditioning, strength development or improved appearance. New members are offered orientations on the recommended use of exercise equipment by our personnel.

           Our current prototype fitness center generally focuses on those fitness services our members most frequently use, such as well-equipped cardiovascular, strength and free weight training areas along with a wide variety of group fitness classes. Services that receive a far-lower degree of member use, such as swimming pools, running tracks, racquet courts or other athletic facilities have been de-emphasized. Our prototype fitness center, which tends to range from 25,000 to 30,000 square feet, has recently averaged approximately 26,000 square feet and costs approximately $2 million to construct, exclusive of purchased real estate and exercise equipment and net of landlord contributions. The prototype is designed to cost less to construct and maintain than our older facilities and has the capacity to accommodate significantly more members than older fitness centers of the same size because it focuses on the most widely used amenities. We generally invest approximately $400,000 ($300,000 through lease programs) for exercise equipment in a prototype fitness center. Beginning in 2003, we developed a new version of our prototype that was meant to be more inviting with an updated color scheme, higher end looking material and a greater use of technology. This new model will be continually updated and used in all new and remodeled clubs.

           Pursuant to franchise agreements, six clubs operate in the United States as Bally Total Fitness brand clubs—five in Upstate New York and one in Massachusetts. Internationally, four clubs operate as Bally Total Fitness brand clubs pursuant to franchise agreements—one in The Bahamas, two in South Korea and one in Mexico. Pursuant to a joint venture agreement in which the Company holds a 35% interest with China Sports Industry Co., Ltd., nine fitness centers are operated in China—one under the joint venture and eight operated as franchisees of the joint venture.

Products and Services

           Our fitness center operations provide a unique platform for the delivery of value-added products and services to our fitness-conscious members. By integrating personal training, private-label nutritional products, and our Weight Management Program into our core fitness center operations, we have positioned the Bally Total Fitness brand as the total source for all of our members’ wellness and fitness needs.

• Personal Training. We offer fee-based personal training services in most of our clubs and currently have approximately 5,600 personal trainers on staff. Integrating personal training into our membership programs has helped fuel the growth in personal training as new members are exposed to this important first step toward fitness. The Company started offering electronic funds transfer payment options on multiple session personal training packages in 2002 and expanded the payment options in 2003. These programs have been well received by consumers as a convenient method of paying for multiple session packages. It is believed the penetration of personal training services into the existing membership base continues to provide for expansion opportunities and revenue growth as additional trainers are added.

• Private-Label Nutritional Products. In order to further capitalize on our brand identity with our members, we have developed a full line of Bally-branded nutritional products. We currently offer ready-to-drink meal replacement shakes and drinks, energy bars, snack bars, high protein bars, weight loss products, multi-vitamins and meal replacement powdered drinks. The Bally nutrition line is categorized into three distinct brands. Rapid Results® for weight management, Blast for energy and the Performance line for sports and fitness. Our Rapid Results Diet System products are key elements of our integrated weight loss program. We continue to test and bring to market new products to meet customer demand. As a policy, we require manufacturers and suppliers of our nutritional products to maintain significant amounts of product liability insurance. To further capitalize on the Bally brand outside our clubs, we have also continued the limited distribution of our private-label nutritional products in approximately 2,500 select retail, grocery and drug store outlets.

Index

• Fitness Formula Retail Stores. Our members make an estimated 150 million workout visits to our clubs annually, providing a captive market of fitness conscious consumers. Our on-site Fitness Formula retail stores have been designed to provide products most needed by our members before, during and after their workout. Our 404 retail stores sell basic workout apparel, packaged drinks and other fitness-related convenience products. In 182 of our higher-workout volume clubs, our Fitness Formula retail stores include a juice bar providing prepared fruit juice drinks and supplement-enhanced nutritional drinks and other on-demand nutritional products. Our juice bar stores have the additional impact of promoting retail store sales of other products through increased member traffic in those stores.

• Weight Management Program. In January 2003 we announced the nationwide introduction of our Weight Management Program. Bally’s Weight Management Program is a comprehensive nutrition and exercise program customized to an individual’s unique metabolism by determining specific calorie needs based on an individual’s resting metabolic rate and specific weight goals. Since most of our new members join with a weight loss goal in mind, the new Weight Management Program provides a framework to meet those objectives all within the four walls of our fitness centers as an alternative to specialty weight-loss service providers. Using computer-based and manual food logging methods, the program provides for food counseling, personal training and exercise, and integrates our Rapid Results Diet System private-label nutritional products in a comprehensive lifestyle health and fitness program. We believe the integration of weight loss services into our existing infrastructure of fitness services provides us with a unique competitive advantage over outside providers of weight loss services, which lack the exercise component and the many targeted nutritional components needed for a comprehensive weight loss solution.

• Licensed Products. With our brand recognition and national advertising presence, we have licensed the Bally Total Fitness brand to third-party suppliers of fitness-related products. Our continuing licensing agreement with Sports & Leisure Technology has resulted in Bally-branded portable fitness products being sold in over 2,200 retail stores across the United States and Canada and in more than 10 mail order catalogs with distribution in North America and the United Kingdom. In 2002 we entered an agreement with Franklin Covey to sell a line of Bally Total Fitness daily planners, which include daily fitness tips and workout logs, in 175 Franklin Covey retail stores. We believe licensing of our brand further enhances our brand recognition and further positions us as the total source for consumers’ wellness and fitness needs.

Membership Plans

           We offer prospective members a choice of membership plans. These membership plans are distinguished primarily by their priority of access to in-club services and access to other fitness centers we operate, either locally or system wide and by the level of fitness-related products and services included in the membership program. From time to time, we also offer special membership plans, which limit a member’s access to a single fitness center and to certain days and non-peak hours. Similarly, we offer a broad range of payment alternatives. Most memberships sold require a substantial initiation fee and relatively low monthly dues. We also offer “pay-as-you-go” memberships, which require higher monthly payments for the duration of the membership but offer the consumer a choice in terms of length of commitment.

           The one-time initial membership fees for joining our Bally Total Fitness brand fitness centers, excluding limited special offers and corporate programs, generally range from approximately $700 to $1,600 and can be financed for up to 36 months, subject to down payment requirements and state, provincial and local regulations. Generally, the initial membership fee is based on:

  The membership plan selected;
  The diversity of facilities and services available at the fitness center of enrollment;
  Market conditions; and
  Seasonal promotional strategies.

           In addition to one-time initial membership fees, Bally Total Fitness brand club members generally pay monthly dues to maintain membership privileges. Monthly dues are generally charged at a fixed rate during the finance period and may increase thereafter, subject to stated terms.

Index

           Our upscale branded clubs – The Sports Clubs of Canada, Gorilla Fitness, Pinnacle Fitness and Crunch Fitness – offer memberships with lower initial membership fees generally ranging from $50 to $225, but carrying monthly dues ranging from $49 to $94 per month during an initial obligatory term, generally between 12 and 24 months, and subject to increase thereafter. Our upscale Bally Sports Clubs branded clubs offer memberships similar to Bally Total Fitness brand clubs in terms of 36 month financing of the initial membership fee, but ranging from $1,400 to $2,100, in addition to monthly dues during the initial financing period, and dues ranging from $29 to $54 thereafter, subject to increase.

           Members who finance their initial membership fees or choose monthly pay-as-you-go payment programs may either choose monthly statement billing, or the more popular electronic payment option where the fixed monthly payment is automatically deducted from a checking, savings or credit card account each month. Electronic payment options are selected by more than 70% of all new members.

Sales and Marketing

           We devote substantial resources to the marketing and promotion of our fitness centers and their services under each of the brands we operate. We believe strong marketing support is critical to attracting new members at both existing and new fitness centers. The majority of our fitness centers use the branded service mark “Bally Total Fitness,” including 10 upscale fitness centers that are known as “Bally Sports Clubs.” The nationwide use of the service mark enhances brand identity and increases advertising efficiencies. Pursuant to our strategy of targeted market segmentation, we have opened or acquired new facilities during the past few years that operate under more trendy or upscale brands, including 27 fitness centers as “Crunch Fitness”, 10 as “The Sports Clubs of Canada”, seven as “Pinnacle Fitness” and four as “Gorilla Sports”.

           We operate fitness centers in over 50 major metropolitan areas representing 63% of the United States population and over 16% of the Canadian population with 350 of our fitness centers located in the top 25 metropolitan areas in the United States and Toronto, Canada. Concentrating our fitness centers in major metropolitan areas increases the efficiency of our marketing and advertising programs and enhances brand identity and word-of-mouth marketing.

           We spent $56.9 million in 2003, $55.5 million in 2002 and $54.0 million in 2001, for advertising and promotion. Historically, we have primarily advertised on television and, to a lesser extent, through direct mail, newspapers, telephone directories, radio, outdoor signage and other promotional activities. In late 2003, we fundamentally reshaped our entire marketing approach and organization, modernizing our creative approach and expanding our marketing message to reach multiple customer segments in the 18-54 year old demographic, rather than relying only on our traditional 18-34 year old target. We created advertising specifically targeting women, men, seniors and Hispanic consumers and added new specialty agencies to assist in reaching these target consumers.

           Our sales and marketing programs emphasize the benefits of health, physical fitness and exercise by appealing to the public’s desire to look and feel better. Advertisements are augmented with individual sales presentations made by sales personnel in our fitness centers. We believe the various membership and payment plans, in addition to our strong brand identity and the convenience of multiple locations, constitute distinct competitive advantages.

           Our marketing efforts also include corporate membership sales and in-club marketing programs. Open houses and other activities for members and their guests are used to foster member loyalty and introduce fitness centers to prospective members. Referral incentive programs involve current members in the process of new member enrollments and enhance member loyalty. Direct mail reminders encourage renewal of existing memberships. We also attract membership interest from internet visitors to our home page at www.ballyfitness.com and www.crunch.com and continue to explore ways to use the internet as a customer relationship management tool.

           In 2003, we continued to benefit from new and existing strategic marketing alliances heightening public awareness of our fitness centers and the Bally Total Fitness brand. Our licensed Bally Total Fitness line of portable exercise equipment is carried in more than 2,200 retail stores in the United States and Canada and in more than 10 mail order catalogs with distribution in North America and the United Kingdom. Strategic alliances during 2003 included Visa USA®, MasterCard®, Sports Display, Inc., Pepsi-Cola Company, Muzak®, Tylenol®, Starkist®, Discovery™ Channel, Lean Cuisine®, Sony®, Colgate-Palmolive Company (Simply White™), Unilever (Dove®), and Gatorade®. These alliances provide products for our members to use and/or sample as well as an incremental source of revenue for us.

Index

Account Servicing

           In 2003, we consolidated member processing and collection activities from our Towson, Maryland regional service center into our newer, state of the art Norwalk, California national service center. All of our member services, collection and new member processing activities are now handled by the Norwalk facility allowing for further efficiencies through centralization of these high volume activities.

           All collections for past-due accounts are initially handled internally by our national service center. We systematically pursue past-due accounts by utilizing a series of computer-generated correspondence and telephone contacts. Our power-dialer system assists in the efficient administration of our in-house collection efforts. Based on period of delinquency, members are contacted by collectors. At 60 days past due, members are generally denied entry to the fitness centers. Delinquent accounts are generally written off after 90 or 194 days without payment, depending on delinquency history. Accounts that are written off are reported to credit reporting bureaus, and selected accounts are then sold to a third-party collection group.

           We prioritize our collection approach based on credit scores and club usage, among other criteria, at various levels of delinquency. By tailoring our membership collection approach to reflect a delinquent member’s likelihood of payment, we believe that we can collect more of our membership receivables at a lower cost. To credit score, we use a national bureau, which charges a nominal fee per account.

Competition

           We are the largest commercial operator of fitness centers in North America in terms of revenues, number of members, and number and square footage of facilities. We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees, the YMCA and similar organizations, and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight-reducing salons and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. However, we believe our brand identity, operating experience, membership options, ability to allocate advertising and administration costs over all of our fitness centers, nationwide operations, purchasing power and account processing and collection infrastructure, provide us with distinct competitive advantages. Future competitive factors may emerge which may lessen our ability to compete as effectively.

           We believe competition has increased to some extent in certain markets, reflecting the public’s enthusiasm for fitness and the decrease in the barriers to entry into the market due to financing available from, among others, landlords, equipment manufacturers and private equity sources. We believe our brand identity is strong, membership plans are affordable and we have the flexibility to be responsive to economic conditions.

           Our pursuit of new business initiatives, particularly the sale of weight loss services, nutritional products and apparel, has us competing against large, established companies with more experience selling products on a retail basis. In some instances, our competitors in these business initiatives have substantially greater financial resources than we have. We may not be able to compete effectively against these established companies.

Properties

           At February 29, 2004, we operated 418 fitness centers in 29 states and Canada. At February 29, 2004, we owned 50 fitness centers and leased either the land, building or both for the remainder of our fitness centers. Aggregate rent expense, including office and administrative space, was $135.9 million in 2003, $129.1 million in 2002 and $113.6 million in 2001. Most of our leases require us to pay real estate taxes, insurance, maintenance and, in the case of shopping center and office building locations, common-area maintenance fees. A limited number of leases also provide for percentage rental based on receipts. Various leases also provide for periodic rent adjustments based on changes in the Consumer Price Index, most with limits provided to protect us from large increases in annual rental payments. One fitness center accounted for approximately 1% of our net revenues during 2003. We believe we can expand the number of members we have with the capacity at our properties.

           The leases for fitness centers we have entered into in the last five years generally provide for an initial term of 15 years. Most leases give us at least one five-year option to renew and often two or more such options.

Index

           Our executive office is located in leased office space in Chicago, Illinois. We also lease space in Norwalk, California for our national service center, and Towson, Maryland for our information systems and telemarketing facilities.

Trademarks and Trade Names

           The majority of our fitness centers use the service mark “Bally Total Fitness”, including 10 upscale centers that are known as “Bally Sports Clubs.” Other facilities operate under the names Crunch Fitness, The Sports Clubs of Canada, Pinnacle Fitness and Gorilla Sports. The use of these trademarks and service marks enhance brand identity and increases advertising efficiencies.

Seasonality of Business

           Historically, we experience greater membership fee originations in the first quarter and lower membership fee originations in the fourth quarter, while advertising expenditures are typically lower during the fourth quarter. Our products and services business may have the effect of further increasing the seasonality of our business.

Employees

           At February 29, 2004, we had approximately 22,200 employees, including approximately 11,630 part-time employees. The distribution of our employees is summarized as follows:

  Approximately 21,210 employees are involved in fitness center operations, including sales personnel, instructors, personal trainers, supervisory and facility personnel;

  Approximately 800 employees are involved in the operation of our member processing and collection centers, including management information systems;

  Approximately 65 employees are product and service development and operations support personnel; and

  Approximately 125 employees are accounting, marketing, human resources, real estate, legal and administrative support personnel.

           We are not a party to a collective bargaining agreement with any of our employees. Although we experience high turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. Periodically, our sales personnel become somewhat more difficult to replace due, in part, to increased competition for skilled retail sales personnel.

Government Regulation

           Our operations and business practices are subject to regulation at federal, state, provincial and local levels. The general rules and regulations of the Federal Trade Commission and of other federal, state, provincial and local consumer protection agencies apply to our advertising, sales and other trade practices.

           State and provincial statutes and regulations affecting the fitness industry have been enacted or proposed in all of the states and provinces in which we conduct business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of membership contracts, including:

  Giving the member the right to cancel the contract, in most cases, within three business days after signing;

  Requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility; and, in some cases,

  Establishing maximum prices and terms for membership contracts and limitations on the financing term of contracts.

           In addition, we are subject to numerous other types of federal, state and provincial regulations governing

Index

the sale, financing and collection of memberships, including, among others, the Truth-in-Lending Act and Regulation Z adopted thereunder, as well as state and provincial laws governing the collection of debts. These laws and regulations are subject to varying interpretations by a large number of state, provincial and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements and believe our activities are in substantial compliance with all applicable statutes, rules and regulations.

           Under so-called “cooling-off” statutes in most states and provinces we operate in, new members of fitness centers have the right to cancel their memberships for a period of three to ten days after the date the contract was entered into and are entitled to refunds of any payment made. The amount of time new members have to cancel their membership contract depends on the applicable state and provincial law. Further, our membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from a Bally fitness center. In addition, a membership may be cancelled in the event of a member’s death. The specific procedures for cancellation in these circumstances vary according to differing state and provincial laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation, and we may offset that amount against any refunds owed.

           We are a party to some state and federal consent orders. The consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with those laws. From time to time, we make minor adjustments to our operating procedures to remain in compliance with those consent orders.

           Our nutritional products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (the “FDA”) and the FTC. For example, the FDA regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements in the United States while the FTC is principally charged with regulating marketing and advertising claims.

ITEM 3.	LEGAL PROCEEDINGS

           Since 1995, we have offered a program of transferring membership receivables balances into a credit card program funded and managed by an independent financial institution. During 2003, we terminated the program for reasons of unsatisfactory performance. We have made claims for improper charges exceeding $30 million. The independent financial institution has made counterclaims for $5.3 million and other declaratory relief including as to the sharing of financial responsibility for future losses under the program against us that we have denied and for which no provision has been made as of December 31, 2003. The matter has been submitted to arbitration and is set for hearing in June 2004. The ultimate outcome of this dispute cannot be fully determined.

           The Company is also involved in various claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by governmental bodies. In the opinion of management, none of the complaints or investigations currently pending will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Item 4 is inapplicable.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

           Paul A. Toback was named Chairman of the Board of Directors in May 2003 and was elected a Director in March 2003 and President and Chief Executive Officer in December 2002. He was Executive Vice President from February 2002 to December 2002, Chief Operating Officer from June 2001 to December 2002, Senior Vice President, Corporate Development from March 1998 to June 2001 and a Vice President, from November 1997 to March 1998. From 1995 to 1997, Mr. Toback was Chief Operating Officer of Globetrotters Engineering Corp., and from 1993 to 1994, he served as Executive Assistant to the Chief of Staff at the White House. Prior to 1993, Mr. Toback was Director of Administration for the City of Chicago. Mr. Toback is an attorney licensed to practice in Illinois and is 40 years of age.

           John W. Dwyer was elected a Director in August 2001, Executive Vice President in November 1997, a Senior Vice President in 1995, Vice President and Chief Financial Officer in May 1994 and was Treasurer from October 1996 to June 2001. Mr. Dwyer was Corporate Controller of Bally Entertainment Corporation between June 1992 and December 1996 and a Vice President between December 1992 and December 1996. Mr. Dwyer is 51 years of age.

           Julie Adams was elected Senior Vice President, Membership Services in February 2003, was Vice President, Membership Services from September 1997 to February 2003, Vice President, Controller from 1993 to September 1997, Controller from March 1991 to 1993 and Director of Financial Reporting from August 1985 to March 1991. Ms. Adams is 58 years of age.

           William G. Fanelli was elected Senior Vice President, Finance in June 2001, was Senior Vice President, Operations from November 1997 to June 2001 and was Vice President, Strategic Operations from November 1996 to November 1997. Mr. Fanelli was Director, Business Development of Bally Entertainment Corporation from October 1993 to December 1996. Mr. Fanelli is 41 years of age.

           Cary A. Gaan was elected Senior Vice President and General Counsel in January 1991 and Secretary in April 1996. Mr. Gaan served as a Vice President from 1987 to 1991. Mr. Gaan is 58 years of age.

           Harold Morgan was elected Senior Vice President, Chief Administrative Officer in February 2003, was Senior Vice President, Human Resources from September 1995 to February 2003 and was Vice President from January 1992 to September 1995. Mr. Morgan was Vice President, Human Resources of Bally Entertainment Corporation between December 1992 and December 1996. Mr. Morgan is 47 years of age.

           Martin Pazzani was elected Senior Vice President and Chief Marketing Officer in August 2003. Prior to joining the Company, Mr. Pazzani was President and Founder of The Global Marketing Revolution, Inc., a marketing consultancy, from October 2002 to August 2003. From June 1997 to October 2002, Mr. Pazzani was Corporate Senior Vice President and Worldwide Director of Foote, Cone and Belding Worldwide’s global business and strategy consulting division. Prior to June 1997, Mr. Pazzani held various marketing and strategy-related positions at DDB Needham Worldwide, Western International Media (now Initiative Media), Rocket Science Advertising and Heublein/RJR Nabisco/Grand Metropolitan Plc. (now Diageo). Mr. Pazzani is 47 years of age.

           John H. Wildman was elected Senior Vice President, Chief Operating Officer in December 2002, was Senior Vice President, Sales and Marketing from November 1996 to December 2002 and Vice President, Marketing from September 1995 to November 1996. For approximately four years prior thereto, Mr. Wildman was a Senior Area Director. Mr. Wildman is 44 years of age.

Index

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BFT”. The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of our common stock as reported on the NYSE.

	High	Low

2002:
First quarter	$22.45	$15.51
Second quarter	24.10	17.85
Third quarter	19.15	9.17
Fourth quarter	9.91	5.70

2003:
First quarter	$8.84	$4.36
Second quarter	9.18	4.85
Third quarter	10.27	8.15
Fourth quarter	9.31	5.55

           As of February 29, 2004, there were 7,435 holders of record of our common stock.

           We have not paid a cash dividend on our common stock since we became a public company in January 1996 and do not anticipate paying dividends in the foreseeable future. The terms of our revolving credit agreement restrict us from paying dividends without the consent of the lenders during the term of the agreement. In addition, the indentures for our senior notes and senior subordinated notes generally limit dividends paid by us to the aggregate of 50% of consolidated net income, as defined, earned after January 1, 1998 and the net proceeds to us from any stock offerings and the exercise of stock options and warrants.

ITEM 6.	SELECTED FINANCIAL DATA

           In 2003, we changed our accounting for the recognition of financed initial membership fees from our prior 22-month pool deferral method to a preferable modified cash method of recognition and implemented EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” We also changed our accounting for the recognition of recoveries of unpaid dues on inactive membership contracts from accrual-based estimations to a preferable cash basis of recognition. Concurrently with the change in accounting for membership fees, we also changed our method of accounting in 2003 for initial membership origination costs from our prior method where such costs were deferred and recognized over the same period used for revenue recognition to a preferable method of expensing such costs as incurred. These accounting changes were all implemented as of the beginning of 2003 as a cumulative effect of changes in accounting and as a result we recorded non-cash charges of $441 million related to the change to the modified cash basis of accounting for membership fees and adoption of EITF 00-21, $21 million related to the change regarding unpaid dues on inactive membership contracts and $119 million related to the change in accounting for initial membership fee origination costs.

           As a result of the accounting changes described in the preceding paragraph and the lower level of proforma historical earnings under the new revenue recognition policies, we additionally recorded a special tax provision of $50.5 million in 2003 to reduce previously recognized deferred tax assets.

           In applying the new accounting for membership revenues as described above, it was determined in consultation with our independent auditors that our previous methodology of accounting for the deferral of prepayments of non-obligatory dues resulted in errors in calculating deferred revenue related to prepaid dues. As a result the Company has restated prior periods in accordance with the requirements of Accounting Principles Board Opinion No. 20 “Accounting Changes.” The impact of the correction to previously reported net revenues and net income was a reduction of $8.0 million ($.25 per diluted share), $10.6 million ($.36 per diluted share),

Index

and $4.9 million ($.18 per diluted share) in each of the years 2002, 2001 and 1999, respectively, and an increase in reported net revenues and net income in 2000 of $4.0 million ($.14 per diluted share). The impact of the correction to previously reported deferred revenue and stockholders’ equity was an increase in deferred revenue and a decrease in stockholders’ equity of $43.0 million, $35.0 million, $24.4 million and $28.4 million at the end of each of the years 2002 through 1999, respectively.

           We also adopted in 2003 the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and recorded a non-cash cumulative effect adjustment of $.2 million to provide for future restoration obligations on the Company’s leaseholds.

           The accompanying Selected Financial Data includes statement of operations data on a proforma basis for the accounting changes described above as if they had been in effect in each of the years presented, and on a restated basis correcting the errors in calculating deferred revenue for prepaid non-obligatory dues in the years presented.

           In 2002, the Company recorded a pre-tax non-cash charge of $55 million reflected as a reduction in net revenues to reduce the carrying value of installment accounts receivable, recorded a charge of $7.3 million to provide for amounts pursuant to a separation agreement upon the retirement of the Company’s former CEO, settled a class action lawsuit for $6.5 million and wrote down the carrying value of our retail store inventories by $3.4 million. We also adopted in 2002 the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and ceased amortization of goodwill and indefinite lived trademarks, and reduced our tax valuation allowance against net operating losses realized in prior periods by $4.0 million. Because the proforma results are presented on a modified cash basis, the $55 million charge to reduce the carrying value of installment accounts receivable does not apply to 2002 proforma results.

           In 2001, we recorded a net benefit of special items of $8.3 million to record special charges of $6.7 million primarily related to the September 11th tragedy and a one-time markdown of retail apparel, offset by a reduction of our tax valuation allowance of $15 million. In 2000, we recorded a one-time non-cash charge of $6.5 million to write off third-party internet investments and we reduced our tax valuation allowance by $20.0 million. In 1999, in accordance with AICPA Statement of Position 98-5, Reporting Costs of Start-up Activities, we wrote off unamortized start-up costs of $.3 million as a cumulative effect of a change in accounting principle.

           EBITDA from continuing operations before special charges is defined as net income (loss) before depreciation and amortization, income taxes and interest expense (and cumulative effect of accounting change, special charges and loss from discontinued operations where applicable). EBITDA as adjusted additionally excludes stock-based compensation and other, net. We have presented EBITDA supplementally because we believe this information is useful given the significance of our depreciation and amortization and because of our highly leveraged financial position. The table below includes a reconciliation from net income (loss) to EBITDA. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by/used in operating, investing and financing activities), nor should this data be considered as an indicator of our overall financial performance. Also, the EBITDA definition used by us may not be comparable to similarly titled measures reported by other companies.

Index

ITEM 6.	SELECTED FINANCIAL DATA (continued)

	Year ended December 31

	2003	2002	2001	2000	1999

		(Restated)	(Restated)	(Restated)	(Restated)
	(in millions, except per share data)
Statement of Operations Data
Net revenues	$953.5	$904.9	$840.9	$789.9	$658.1
Depreciation and amortization	77.5	74.3	72.9	65.6	52.9
Operating income (loss)	(22.6)	(18.9)	49.3	55.4	29.0
Income (loss) from continuing operations	(62.2)	(3.0)	72.1	82.6	37.6
Income (loss) before cumulative effect of changes
in accounting principles	(64.9)	(4.5)	70.1	82.6	37.6
Basic income (loss) per common share:
Income (loss) from continuing operations	(1.91)	(0.09)	2.60	3.46	1.61
Income (loss) before cumulative effect of changes
in accounting principles	(1.99)	(0.14)	2.53	3.46	1.61
Diluted income (loss) per common share:
Income (loss) from continuing operations	(1.91)	(0.09)	2.42	2.99	1.38
Income (loss) before cumulative effect of changes
in accounting principles	(1.99)	(0.14)	2.35	2.99	1.38
Balance Sheet Data (at December 31)
Cash and equivalents	$14.4	$10.9	$7.2	$11.0	$21.4
Installment contracts receivable, net	489.4	527.4	532.8	543.5	468.6
Total assets	1,453.3	1,759.3	1,707.5	1,553.1	1,343.7
Long-term debt, less current maturities	705.6	697.9	639.9	674.3	593.9
Stockholders’ equity (deficit)	(158.3)	486.4	477.7	273.5	184.1
Other Financial Data
Cash provided by (used in):
Operating activities	$52.3	$53.6	$101.8	$49.1	$37.1
Investing activities	(36.5)	(93.3)	(121.9)	(112.5)	(138.0)
Financing activities	(12.2)	43.4	16.3	52.9	58.0
Reconciliation of net income (loss) to EBITDA
Net income (loss)	$(646.0)	$(4.5)	$70.1	$82.6	$37.3
Add: Special charges		72.2	6.7	6.5
Depreciation and amortization	77.5	74.3	72.9	65.6	52.9
Interest expense	60.6	55.5	58.8	62.1	52.4
Income tax provision (benefit)	51.5	(4.2)	(13.6)	(19.0)	0.9
Loss from discontinued operations	2.7	1.5	2.0
Cumulative effect of accounting changes	581.1				0.3

EBITDA from continuing
operations before special charges	127.4	194.8	196.9	197.8	143.8
Add: Stock-based compensation	0.5	0.9
Other, net	3.4	0.6	(0.8)	(1.8)	(2.4)

EBITDA as adjusted	$131.3	$196.3	$196.1	$196.0	$141.4

Statement of Operations Data - Proforma
Net revenues	$953.5	$911.3	$771.8	$720.9	$587.5
Operating loss	(22.6)	(19.0)	(18.6)	(21.4)	(47.1)
Net loss	(14.4)	(11.1)	(12.7)	(14.5)	(38.8)
Basic and diluted loss per common share	(0.44)	(0.34)	(0.46)	(0.61)	(1.66)

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of the financial condition and results of operations of Bally should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes in Item 8 of this Report.

General

           Our continuing business focus is to grow our membership base and maximize our yield-per-member. We expect to accomplish this by optimizing our product and services offerings, by realizing the benefits of our recent investments in new and acquired fitness centers, through continued expansion and optimization of our marketing approach and through improvements in our operating efficiencies.

           Optimize Our Product and Service Offerings. We are increasingly using our clubs for the delivery of value-added products and services such as personal training, private-label nutritional products, group exercise classes, fitness related merchandise, member magazines and our Weight Management Program. Integrating these ancillary products and services into our core fitness center operations positions Bally as the primary source for all of our members’ wellness and fitness needs. In addition, our private-label nutritional products are sold in approximately 2,500 select retail, grocery and drug store outlets and our licensed portable exercise equipment is sold in over 2,200 retail outlets. We are committed to the continuing development and integration of new and innovative products and services. Our extensive groupings of club operations and different brands allow us to “test-market” new products and services without exposing our entire operation to the outcome of the introduction.

           Realize the Benefit of Recent Investments. We have invested over $400 million in greenfield expansion, acquisitions, and expansion of existing facilities since 1997. In order to strengthen operating results and cash flows, we scaled back our club expansion plans in 2002 and 2003 and will continue to do so for the next several years. We intend to focus our attention on improving operating margins and cash flows in our existing fitness centers to capitalize on our recent investments and to realize the benefits of reduced capital expenditures. Our immature fitness centers generally require over a full year of operations before generating incremental operating income. By slowing club expansion, we intend to realize the cash flow benefits from reduced capital expenditures as well as from the natural maturation of our 135 clubs less than 5 years old. We expect our immature clubs, as they mature, to contribute higher levels of operating income.

           Expand and Optimize Our Marketing. We will continue to leverage the position of the Bally brand, which we believe is the most recognized brand name of fitness centers in North America. During 2003 we fundamentally reshaped our entire marketing approach and organization, hiring a Chief Marketing Officer and Executive Creative Director to guide our marketing turnaround. During the year, our new team modernized our creative approach and expanded our marketing message to speak to multiple customer segments in the 18-54 year old demographic, rather than relying only on our traditional 18-34 year old target. We created advertising specifically targeting women, men, seniors and Hispanic consumers and added new specialty agencies to assist in reaching these target consumers. We continue to explore Internet-based approaches to marketing to new members and are expanding our web-site as a customer relationship management tool. During 2003, we continued the roll out of more customer friendly approaches to pricing our memberships by giving consumers more flexibility in payment terms, such as the continued expansion of non-obligatory pay-as-you-go membership options.

           Improve Operating Efficiencies. After a period of rapid expansion by adding new clubs in addition to the acquisition of most of our upscale brands, we have consolidated our operations to realize economies of scale. In particular, we launched several initiatives to improve operating efficiencies and reduce operating costs, including staff reductions during 2003. We have also eliminated local area offices and modified some of our incentive and compensation programs to better reward profitability.

Index

Summary of Significant Accounting Policies

Changes in accounting principles

           We elected to change our accounting methods effective January 1, 2003 related to the recognition of revenue from membership contracts, initial membership origination costs, and asset retirement obligations. The cumulative effect as of January 1, 2003 of these changes in accounting principles has been charged to the 2003 statement of operations. These charges are discussed below.

           As required, we adopted the provisions of EITF 00-21 “Revenue Arrangements with Multiple Deliverables” as it relates to revenues included in initial membership contracts. Under the previously acceptable method, revenues allocated to products and services included in initial membership contracts, including financed contracts, were recognized upon delivery to the member. The new pronouncement limits the amount of revenue we can recognize upon delivery of the products and services to cash collected upon membership origination. Limiting early recognition to cash collected resulted in a reversal of amounts previously recognized upon membership sale, and an increase in amounts deferred to be recognized during future periods.

           Concurrent with the adoption of EITF 00-21, we elected to adopt a modified cash basis of accounting for the recognition of membership fees effective January 1, 2003. Under the new method, membership revenue is recognized as income at the later of when it is collected, or in the case of paid-in-full memberships or accelerated receipts from financed memberships, when earned. This changes the pre-2003 22-month pool deferral method that amortized revenues from financed initial membership fees on the straight-line basis, after application of estimated uncollectible amounts. The use of the modified cash basis, which is viewed by us and by our independent auditors as a preferable accounting method, recognizes membership revenue over a longer period than the previous method. We have also applied the modified cash basis of recognition to our accounting for non-obligatory membership dues. Since monthly dues are collected in arrears, prior to 2003 we included in other assets a receivable for uncollected dues at the end of each period. Under the modified cash basis, the recognition of membership dues revenue has been changed to the later of either collected or earned consistent with our new policy for membership fees. As a result, the receivable for earned but uncollected dues has been reversed and is included as a component of the cumulative effect adjustment.

           Concurrent with our change to the modified cash basis of revenue recognition as described above, in 2003 we additionally changed our accounting principle for initial membership origination costs from the pre-2003 method whereby such costs were deferred and recognized over the same period used for revenue recognition to expensing such costs as incurred. This change has also been determined to be a preferable method when considered along with the modified cash basis adopted for membership fee recognition.

           In the second quarter of 2003, we changed our accounting for the recognition of recoveries of unpaid dues on inactive membership contracts from accrual-based estimations to a cash basis of recognition, which was considered a preferable method of accounting for such past due amounts.

           We believe these changes in accounting to recognize membership revenues at the later of when collected or earned and to expense membership origination costs as incurred will result in financial reporting that is more understandable to the reader. The new methods also reduce the impact of estimations in the financial reporting process by eliminating the need to estimate the amount and timing of future member collections for purposes of revenue and expense recognition.

           We also implemented the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” in the first quarter of 2003. It requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. As a result, a non-cash cumulative adjustment of $.2 million was recorded to provide for estimated future restoration obligations on our leaseholds.

Index

           The following table presents the components of the cumulative effect charge as of the beginning of 2003 (in thousands):

Adoption of modified cash basis and EITF 00-21 for
recognition of revenues from membership contracts	$441,139

Expense membership origination costs as incurred	119,484

Adoption of cash basis for recoveries of unpaid dues on
inactive memberships	20,335

Record future restoration obligations	165

$581,123

           The lower level of proforma historical earnings under the new recognition policies required the establishment of valuation reserves against previously recognized deferred tax assets. As a result, deferred tax assets were reduced by $50.5 million in the first quarter of 2003.

           In applying the new accounting method for membership revenue as described above, we undertook an evaluation of our methods and processes related to accounting for the deferral of revenue for prepayments of non-obligatory membership dues. In consultation with our independent auditors, it was determined that our previous methodology resulted in errors in calculating prepaid dues and accelerated dues recognition for certain prepaying members. As a result, we have restated prior periods in accordance with the requirements of Accounting Principles Board Opinion No. 20 “Accounting Changes.” The impact of the correction was to reduce previously reported net revenues and net income by $8.0 million and $10.6 million in 2002 and 2001, respectively, and to increase previously reported deferred revenue and decrease stockholders’ equity by $43.0 million and $35.0 million at December 31, 2002 and 2001, respectively.

Other revenue recognition issues

           Revenues for membership initiation fees that are paid in full when sold continue to be deferred and recognized over the life of the contract, generally 36 months, on the straight-line method. Prepayments of non-obligatory monthly dues continue to be deferred and recognized ratably over the applicable prepayment period. Revenue from the sales of multiple session personal training contracts continue to be deferred and recognized as personal training sessions are performed.

Property and equipment

           Depreciation of buildings, equipment and furnishings (including assets under capital leases) is provided on the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over 30 years and useful lives for equipment and furnishings range from three to 15 years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the lease periods.

Index

Results of Operations

           The following is a summary of the components of net revenue, operating expenses and operating income (loss) comparing 2003 to proforma and restated 2002 and 2001 (in millions):

		Proforma		Restated

	2003	2002	2001	2002	2001

Membership revenue	$732.2	$729.2	$643.3	$722.6	$679.0
Membership revenue - other	11.1
Products and services	192.3	162.5	111.4	217.7	144.9
Miscellaneous revenue	17.9	19.6	17.0	19.6	16.9
Special charge to membership
receivable reserve				(55.0)

Net revenue	953.5	911.3	771.7	904.9	840.8
Operating costs and expenses	976.1	930.3	790.3	923.8	791.5

Operating income (loss)	$(22.6)	$(19.0)	$(18.6)	$(18.9)	$49.3

Comparison of the years ended December 31, 2003 and 2002

           Net revenue for 2003 was $953.5 million compared to $911.3 million in 2002 on a proforma basis. This represents a 5% increase in total net revenue or $42.2 million. This increase in total net revenue resulted from the following:

  Membership revenue increased to $743.4 million from $729.2 million in 2002 on a proforma basis, an increase of $14.2 million (2%) from the prior year, including $11.1 million received as cash proceeds from the sale of previously written off installment accounts receivable. Dues revenue in 2003 equaled more than half of total membership revenue.

  Products and services revenue increased to $192.3 million from $162.5 million in 2002 on a proforma basis, an increase of $29.8 million (18%), primarily reflecting the continued growth of personal training services and nutritional product sales.

  Miscellaneous revenue decreased $1.7 million (9%) from 2002.

           Proforma net revenue in 2002 increased by $6.4 million from the historical restated amounts. The effect of the change in accounting for revenue recognition had the largest effect on products and services revenue, which decreased by $55.2 million, offset by an increase in membership revenue of $6.6 million, additionally the special charge to the membership receivable reserve of $55 million in the historical restated amounts does not apply to the proforma amounts determined on a modified cash basis.

           The weighted-average number of fitness centers operated by the Company during 2003 increased to 414 from 412 during 2002, including an increase in the weighted-average number of centers operating under our upscale brands from 56 to 57. During 2003, we opened 13 new fitness centers within our major metropolitan areas. In April 2002 we acquired seven additional fitness centers with our acquisition of Planet Fitness in the Boston area. At December 31, 2003, we operated a total of 58 upscale fitness centers: 27 as “Crunch Fitness”, 10 as “Bally Sports Clubs”, 10 as “The Sports Clubs of Canada”, seven as “Pinnacle Fitness” and four as “Gorilla Sports”.

           Gross committed membership fees is a measure which includes the total potential future value of all initial membership fee revenue, dues revenue, earned finance charges and membership-related products and services revenue from new membership sales originations in a period. It is measured on a gross basis before consideration of any uncollectible amounts. We track gross committed membership revenue as an indicator of the

Index

success of our current sales activities and believe it to be a useful measure to allow investors to understand current trends in membership sales.

           The following table shows new membership originations and other key data for 2003, 2002 and 2001 (in thousands, except months and location data):

	2003	2002	2001

New joining members	910	880	874
Average committed monthly fee (dollars)	$39.72	$42.68	$39.63
Average committed duration (in months)	30.5	30.5	31.0
Gross committed membership fees	$1,089,196	$1,120,669	$1,070,616

Supplemental operating data:
Weighted average fitness centers (locations)	414	412	385
Members (end of period)	3,956	3,957	3,936

           Gross committed membership fees originated during 2003 decreased 3% compared to 2002, with a 6% decrease at same clubs. The number of new members joining increased 3% during 2003 compared with 2002, with no change at same clubs. The average committed duration of memberships originated during 2003 was 30.5 months, the same as in 2002. The gross committed monthly membership fees originated during 2003 averaged $39.72 versus $42.68 in 2002, a 7% decrease. The decrease in the monthly average membership price during the year is due to an increase in the sale of add-on family memberships.

           Proforma operating costs and expenses in 2002 were $6.5 million higher than historical restated 2002 expenses because of the effect of expensing membership origination costs as incurred on a proforma basis. The proforma operating costs and expenses included some reclassifications to conform to the 2003 presentation.

           Fitness center operating expenses increased $24.4 million (4%) from proforma 2002 amounts, and $32.8 million (6%) from restated 2002 amounts, reflecting increases in occupancy, insurance and personnel costs in 2003. Products and services expenses increased $25.4 million (18%) from proforma 2002 to support the revenue growth of product and service offerings. The operating margin from products and services increased to $29.5 million in 2003 from proforma 2002 of $25.2 million, a 17% increase with a margin of 15% in both 2003 and 2002. Member processing and collection center expenses increased $5.0 million (11%) from restated 2002 amounts, and $4.7 million (10%) from proforma 2002, reflecting higher costs of operations and inefficiencies during the consolidation of our Towson, Maryland regional service center into our Norwalk, California national service center. Advertising expenses increased $1.3 million (2%) compared to the prior year. General and administrative expenses increased $6.1 million (19%) compared to the prior year to support our overall growth strategy as well as year end adjustments for insurance costs. Depreciation and amortization expense increased $3.2 million (4%) in 2003 largely as a result of increased expenditures for property and equipment and acquired fitness centers during 2002.

           The operating loss for 2003 was $22.6 million compared to an operating loss of $19.0 million in 2002 on a proforma basis. This increase of $3.6 million (19%) was due to a $42.2 million increase in net revenue (5%), offset by an increase in operating costs and expenses before depreciation and amortization of $42.6 million (5%) and an increase in depreciation and amortization of $3.2 million.

           EBITDA as adjusted (defined in Item 6, Selected Financial Data) was $131.3 million in 2003 versus $141.3 million and $196.3 million in 2002 on a proforma and restated basis, respectively. This represents a 7% decline from the 2002 proforma level (see Item 6, Selected Financial Data, for a reconciliation of net income or loss to EBITDA).

           Special charges in 2002 included $7.3 million to provide for amounts related to a separation agreement entered into when our former CEO retired, $3.4 million to write-down inventory shortages, and $6.5 million to settle a class action lawsuit arising in the early 1990’s.

           Finance charges earned in excess of interest expense totaled $15.2 million in 2003, an increase of $2.9 million over last year resulting principally from higher finance rates earned.

Index

Comparison of the years ended December 31, 2002 and 2001

           Restated net revenue for 2002 was $904.9 million compared to $840.9 million in 2001, an increase of $64.0 million (8%), inclusive of $73.0 million (9%) attributable to Crunch Fitness and offset by a special charge of $55 million to strengthen our installment contracts receivable reserves. Proforma net revenue for 2002 was $911.3 million compared to 2001 proforma net revenue of $771.8 million, a $139.5 million (18%) increase. The increase in total net revenues, exclusive of the special charge, resulted from the following:

  Restated membership revenue increased $43.6 million (6%) from the prior year to $722.6 million from $679.0 million in 2002. The provision for doubtful receivables and cancellations, included as a direct reduction of membership revenue, was 41% of the gross financed portion of originations for both periods. Proforma membership revenue increased $85.9 million to $729.2 million, a 13% increase over 2001 proforma membership revenue.

  Restated products and services revenue increased $72.7 million (50%) over 2001, primarily reflecting the continued growth of personal training services, nutritional product sales and the addition of Crunch Fitness, which accounted for $19.5 million of the increase. Proforma products and services revenue increased $51.1 million (46%), to $162.5 million compared to proforma 2001 amounts.

  Miscellaneous revenue increased $2.7 million (16%) over 2001, reflecting increases in sub-rental income, franchise fees and co-marketing revenue.

           Proforma net revenue in 2002 decreased by $48.5 million from the historical restated amounts. The effect of the change in accounting for revenue recognition had the largest effect on products and services revenue, which decreased by $55.1 million. The special charge to membership receivable reserve of $55 million in the historical restated amounts does not apply to the proforma amounts, which are determined on a modified cash basis. Proforma net revenue in 2001 decreased by $69.1 million from the historical restated amounts. The effect of the change in accounting for revenue recognition decreased proforma 2001 membership revenue from the restated amount by $35.7 million, and decreased products and services revenue by $33.5 million.

           The weighted-average number of fitness centers during 2002 increased to 412 from 385 during 2001, a 7% increase, including a 56% increase in the weighted-average number of centers operating under our upscale brands from 36 to 56, largely resulting from the acquisition of Crunch Fitness. During 2002, we opened 14 new fitness centers within our major metropolitan areas. In April 2002 we acquired seven additional fitness centers with our acquisition of Planet Fitness in the Boston area. At December 31, 2002, we operated a total of 56 upscale fitness centers: 23 as “Crunch Fitness”, 10 as “Bally Sports Clubs”, 10 as “The Sports Clubs of Canada”, seven as “Pinnacle Fitness” and six as “Gorilla Sports”.

           Gross committed membership fees increased 5% compared to 2001. The gross committed monthly membership fees originated during 2002 averaged $42.68 versus $39.63 in 2001, an 8% increase. This increase results primarily from higher monthly dues included in memberships originated at our Bally Total Fitness clubs, the addition of Crunch Fitness with its higher membership fee structure, and an increase in new memberships originated which include a personal training component. The number of new members joining increased 1% during 2002 compared with a year ago, with a 2% decrease at our Bally Total Fitness clubs. The average committed duration of memberships originated during 2002 was 30.5 months versus 31.0 months in the prior year, a 2% decrease. This decrease results primarily from the shorter commitment term of memberships offered at Crunch Fitness, the addition of five new clubs in states and provinces that limit contract duration to twelve months, and an increase in the number of shorter commitment membership programs available at Bally Total Fitness clubs.

           Proforma operating costs and expenses were $6.5 million higher and $1.2 million lower than historical restated operating costs and expenses for 2002 and 2001, respectively. These proforma changes from the historical restated amounts are the result of the change in accounting to expense initial membership origination costs as incurred, rather than on a deferral basis, and include some reclassifications to conform to the 2003 presentation.

Index

           Restated fitness center operating expenses increased $60.8 million (12%), due principally to incremental costs of operating new fitness centers, including Crunch Fitness, which represented approximately $36.3 million of the increase. Proforma fitness center operating expenses increased $70.3 million (14%). Restated products and services expenses increased $50.2 million (55%) to support the revenue growth of product and service offerings. The operating margin from products and services increased to $76.1 million from $53.6 million in 2001, a 42% increase (23% related to same clubs), with a margin of 35% in 2002 compared to 37% in 2001. Proforma products and services expenses increased $48.0 million (52%). Restated member processing and collection center expenses increased $3.0 million (7%) from 2001, reflecting increased costs to serve the higher number of clubs and members as compared to the prior year. Proforma member processing and collection center expenses increased $3.4 million (8%). Advertising expenses increased $1.5 million (3%) compared to 2001. General and administrative expenses increased $4.7 million (17%) compared to 2001 to support our overall growth strategy. Depreciation and amortization expense increased $1.4 million (2%) largely as a result of increased expenditures for property and equipment and acquired fitness centers during the past two years, offset by the elimination of goodwill amortization in 2002 as the result of new accounting standards.

           The restated operating loss for 2002 was $18.9 million compared to restated operating income of $49.3 million in 2001. Our restated operating loss resulted principally from special charges of $72.2 million in 2002 described fully below. Restated operating income for 2002, excluding the 2002 special charges, was $53.3 million compared to restated 2001 operating income of $56.0 million, excluding special charges of $6.7 million. This decrease of $2.7 million (5%) was due to a $119.0 million increase in net revenue (14%), offset by an increase in operating costs and expenses of $120.3 million (17%) and an increase in depreciation and amortization of $1.4 million. The 2001 results included $7.6 million of goodwill amortization which, under current accounting standards, is no longer amortized.

           EBITDA as adjusted (defined in Item 6, Selected Financial Data) was $196.3 million in 2002 versus $196.1 million in 2001 (see Item 6, Selected Financial Data, for a reconciliation of net income or loss to EBITDA). The proforma operating loss was $19.0 million in 2002 compared to $18.6 million in 2001, a $.4 million (2%) increase.

           The special charges in 2002 included $55.0 million recorded as a reduction to net revenues to strengthen our installment contracts receivable reserves. In connection with our intentions to seek alternatives for the financing portion of our business model, we undertook a study to determine the net realizable values of prior years’ sales activity and membership installment contracts receivable on an accelerated monetization basis. Our previous method for estimating the adequacy of balance sheet reserves did not assume an accelerated monetization scenario. The special charge to membership receivables reserves of $55.0 million in the historical restated amounts does not apply to the proforma amounts, which are determined on a modified cash basis. Special charges in 2002 also included $7.3 million to provide for amounts related to a separation agreement entered into when our former CEO retired, $3.4 million to write-down inventory shortages, and $6.5 million to settle a class action lawsuit arising in the early 1990’s. Special charges in 2001 related to cancelled or reformatted marketing events and other direct and indirect costs from disruptions and shutdowns of various club operations and programs resulting from the September 11th terrorist events and separately, the Company’s repositioning of in-club retail stores. Comparisons made in the prior paragraphs which exclude these special charges from our results have been made because we believe the unusual nature of these charges should be taken into consideration when the trend of our operating results is used by investors.

           Finance charges earned in excess of interest expense totaled $12.3 million in 2002, an increase of $3.9 million over 2001, resulting principally from lower interest rates on our borrowings, and higher installment contracts receivable offset by a decrease in finance rates earned.

Historical Analysis of Restated Prepaid Dues

           As described in the “Changes in accounting principles” section above, in applying the new accounting method for membership revenue we undertook an evaluation of our methods and processes related to accounting for deferral of revenue for prepayments of non-obligatory membership dues. In consultation with our independent auditors, it was determined that our previous methodology resulted in errors in calculating prepaid dues and accelerated dues recognition for certain prepaying members. As a result we have restated prior periods in accordance with the requirements of APB No. 20, “Accounting Changes.”

           The following table discloses the impact the restatement has had on our annual results for the years 1997 through 2002, and on our quarterly results for quarterly periods from first quarter 2000 through fourth quarter 2002. Additionally we are providing the balance sheet impact at December 31, 1996, the earliest period we are able to produce calculations of our prepaid dues under the corrected methodology.

Index

           Prepaid dues are an element of total deferred revenue and represent amounts our members have paid to us for future membership periods. Over the six-year period presented, on a restated basis the deferred revenue from prepaid dues has grown from a balance of $61.7 million at December 31, 1996 to $98.3 million at December 31, 2002. This growth has resulted from increases in our membership base and through increases in the rate charged our members over that period. Additionally, refinements in annual offers to our low usage members has resulted in growth in annual payers, and therefore growth in deferred revenue.

           Growth in prepaid dues revenue from period to period has the impact of reducing reported membership revenue as amounts of dues collected are deferred to be recognized in future periods as earned. A decrease in prepaid dues revenue from period to period has the opposite effect of increasing reported membership revenue. A growth in prepaid dues is indicative of success in our efforts to collect renewal dues for future periods from our members. Also, prepaid dues revenue fluctuates from period to period based on the amounts of direct mail solicitations to our members, and based on the success in any one period of our renewal offers.

           The following table presents the balance of deferred revenue from prepaid dues, excluding acquisition-related prepaid dues, as reported and on a restated basis, and the impact to balance sheet deferred revenue, net revenue and net income (loss) in our statement of operations (in millions):

Index

                                                    Income Statement Member Revenue
                   Balance Sheet Deferred Revenue   --------------------------------
                   -------------------------------   Increase/(Decrease)                             As Reported
                       Prepaid Dues                 in Membership Revenue              -----------------------------------------
                   --------------------   Under-    ---------------------    Over/                                        Net
     Period           As         As      Statement     As          As       (Under)-   Total     Deferred      Net      Income
     Ended         Reported   Restated     Error    Reported    Restated   Statement   Assets     Revenue    Revenue    (Loss)
-----------------  ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------  ---------  ---------
Annual data:
Dec. 31, 2002       $  55.3    $  98.3    $  43.0    $   0.2     $  (7.9)   $   8.0   $ 1,771.9   $ 334.7    $ 912.9    $   3.5
Dec. 31, 2001          55.4       90.5       35.0        8.5        (2.2)      10.6     1,716.9     366.3      851.5       80.7
Dec. 31, 2000          63.9       88.3       24.4       (7.7)       (3.7)      (4.0)    1,560.6     389.2      785.9       78.6
Dec. 31, 1999          56.2       84.6       28.4       (5.0)       (9.9)       4.9     1,348.6     373.3      663.0       42.2
Dec. 31, 1998          51.2       74.7       23.5       (0.8)       (4.3)       3.5     1,128.8     361.8      573.8       13.3
Dec. 31, 1997          50.4       70.4       20.0        2.0        (8.8)      10.7       967.6     361.8      525.7      (44.9)
Dec. 31, 1996 (a)      52.4       61.7        9.3                                         893.3     363.5

Quarterly data:
Dec. 31, 2002       $  55.3    $  98.3    $  43.0    $   0.3     $  (1.8)   $   2.1   $ 1,771.9   $ 334.7    $ 183.1    $ (39.2)
Sep. 30, 2002          55.6       96.6       41.0        1.7        (0.6)       2.3     1,858.1     367.3      243.0        7.2
Jun. 30, 2002          57.3       96.0       38.7       (0.3)       (1.8)       1.4     1,840.3     374.7      246.4       16.1
Mar. 30, 2002          57.0       94.2       37.2       (1.5)       (3.7)       2.2     1,787.4     382.4      240.4       19.4
Dec. 31, 2001          55.4       90.5       35.0        4.7        (2.2)       6.9     1,716.9     366.3      211.7       16.3
Sep. 30, 2001          60.1       88.3       28.1        2.9         4.1       (1.2)    1,561.5     377.9      209.7       26.5
Jun. 30, 2001          63.0       92.3       29.3        1.1         2.2       (1.1)    1,598.6     388.7      216.4       19.2
Mar. 30, 2001          64.1       94.5       30.4       (0.2)       (6.2)       6.0     1,584.8     394.4      213.7       18.6
Dec. 31, 2000          63.9       88.3       24.4       (2.4)        2.3       (4.7)    1,560.6     389.2      201.6       11.5
Sep. 30, 2000          61.5       90.6       29.1       (1.6)       (0.8)      (0.7)    1,524.9     403.4      198.9       35.9
Jun. 30, 2000          59.9       89.8       29.8       (2.4)       (2.8)       0.4     1,457.4     398.8      195.3       15.9
Mar. 30, 2000          57.5       87.0       29.4       (1.3)       (2.4)       1.1     1,396.6     389.7      190.1       15.3

(continued):

                                                                Balance Sheet Error   Income Statement Error
                            As Restated                         Percent of Reported   Percent of Reported
                   --------------------------------             --------------------  ----------------------
     Period        Deferred      Net     Net Income               Total    Deferred      Net         Net
     Ended         Revenue     Revenue     (Loss)                 Assets   Revenue     Revenue      Income
-----------------  ---------  ---------  ----------             ---------  ---------  ---------    ---------
Annual data:
Dec. 31, 2002       $ 377.8    $ 904.9    $  (4.5)                  2.4%      12.9%       0.9%       227.2%
Dec. 31, 2001         401.4      840.9       70.1                   2.0%       9.6%       1.2%        13.2%
Dec. 31, 2000         413.6      789.9       82.6                   1.6%       6.3%      -0.5%        -5.1%
Dec. 31, 1999         401.7      658.1       37.3                   2.1%       7.6%       0.7%        11.6%
Dec. 31, 1998         385.3      570.3        9.8                   2.1%       6.5%       0.6%        26.1%
Dec. 31, 1997         381.9      515.0      (55.6)                  2.1%       5.5%       2.0%       -23.9%
Dec. 31, 1996 (a)     372.8                                         1.0%       2.6%

Quarterly data:
Dec. 31, 2002       $ 377.8    $ 181.1    $ (42.4)                  2.4%      12.9%       1.1%        -5.3%
Sep. 30, 2002         408.2      240.8        5.4                   2.2%      11.2%       0.9%        31.7%
Jun. 30, 2002         413.4      244.9       14.9                   2.1%      10.3%       0.6%         8.9%
Mar. 30, 2002         419.6      238.1       17.6                   2.1%       9.7%       0.9%        11.4%
Dec. 31, 2001         401.4      204.8        9.4                   2.0%       9.6%       3.3%        42.3%
Sep. 30, 2001         406.0      210.9       27.7                   1.8%       7.4%      -0.6%        -4.4%
Jun. 30, 2001         418.0      217.5       20.3                   1.8%       7.5%      -0.5%        -5.7%
Mar. 30, 2001         424.8      207.7       12.6                   1.9%       7.7%       2.8%        32.2%
Dec. 31, 2000         413.6      206.3       16.2                   1.6%       6.3%      -2.3%       -40.5%
Sep. 30, 2000         432.5      199.6       36.7                   1.9%       7.2%      -0.4%        -2.1%
Jun. 30, 2000         428.6      194.9       15.5                   2.0%       7.5%       0.2%         2.3%
Mar. 30, 2000         419.2      189.0       14.2                   2.1%       7.6%       0.6%         6.9%

(a)	The Company has been unable to restore files for periods prior to fourth quarter 1996 which produce calculations of prepaid dues under the corrected calculation. As a result, the impact to net revenue is not calculated since it requires data from the beginning of 1996 and for the quarters during that year.

Index

Liquidity and Capital Resources

           The Company has provided disclosure of free cash flow, defined as cash flow from operations less cash used in investing activities, because management believes that it is an important measure of liquidity and investors are focused on the Company’s ability to reduce overall debt. The following table summarizes free cash flow (deficit) for 2003, 2002 and 2001 (in thousands):

	Year ended December 31

	2003	2002	2001

Cash provided by operating activities	$52,262	$53,588	$101,775
Less: Cash used in investing activities	(36,523)	(93,260)	(121,863)

Free cash flow (deficit)	$15,739	$(39,672)	$(20,088)

           We presently have no commitments to acquire clubs or real estate during 2004. The Company expects to continue controlled capital spending and is currently planning $45 million (excluding capital leases) of capital spending in 2004. These expenditures primarily fund the continuing maintenance and improvement of existing facilities ($25-$30 million inclusive of equipment leases) while adding eight to ten new clubs.

           We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share and 54,500 shares in February 2002 at $15.73 per share.

           In July 2003, we completed the refinancing of our $132.0 million term loan and $56.0 million outstanding on our revolving credit agreement by issuing $235 million in aggregate principal of 10 ½% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. We also entered into a new $100 million Senior Secured Revolving Credit Facility due 2008. As a result, we wrote off $2.6 million of unamortized issuance costs from the extinguished debt in the third quarter of 2003. In addition, in July 2003 we paid down $25 million on our Securitization Series 2001-1 and extended the revolving period on $100 million of the balance through July 2005. Monthly amortization on the Series 2001-1 of $5 million begins in November 2004. The amount available under the new credit facility is reduced by any outstanding letters of credit, which cannot exceed $30.0 million. As of February 29, 2004, the Company had outstanding $6.5 million in letters of credit and availability of $52 million on the new credit facility. As of December 31, 2003, our debt service requirements, including interest, through December 31, 2004 were approximately $80.5 million, exclusive of principal payments on the securitization. We expect to refinance the securitization facility prior to it becoming a current maturity, although there are no assurances that the refinancing will be completed. We believe that we will be able to satisfy these short-term requirements for debt service and capital expenditures out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

           We guarantee the lease on one fitness center, which is part of a joint venture with Holmes Place, Plc. The lease has a 15 year term which began in May 2002 with current annual rental (subject to escalation) of $.6 million. The Company believes that it does not have any obligation to perform under the guarantee as of December 31, 2003.

Index

           At December 31, 2003, we had future payments required under contractual obligations and other commitments approximately as follows (in millions):

	Payments due by period

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Capital leases	$39.5	$13.1	$13.0	$3.8	$9.6
Operating leases	1,195.6	140.0	279.6	231.6	544.4
Long-term debt	701.0	13.7	117.9	332.8	236.6
Other long-term liabilities	11.2	0.3	1.4	2.7	6.8

Total future obligations	$1,947.3	$167.1	$411.9	$570.9	$797.4

Forward-Looking Statements

           Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: general economic and business conditions; the impact of our debt structure; risks related to acquisitions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions; and other factors described in this Form 10-K or in other of our filings with the Securities and Exchange Commission. We are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificates bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Based on 2003’s average outstanding balance of these variable rate obligations, a 100 basis point change in interest rates would have changed interest expense in 2003 by approximately $2.4 million. We have purchased a 7.75% interest rate cap on the Series 2001-1 accounts receivable-backed variable funding certificates which covers the outstanding $100 million through the refinanced period. In September 2003 we entered into interest rate swap agreements whereby our fixed interest commitment on $200 million of outstanding principal on our senior subordinated notes varies based on the short-term interest rate in Europe. A 100 basis point change in the interest rate on the portion of the debt subject to the new swap agreement would change interest expense on an annual basis by $2.0 million. For fixed rate debt, interest rate changes affect their fair market value but do not impact earnings or cash flows. We presently do not use other financial derivative instruments to manage our interest costs. We are subject to minimal foreign exchange and commodity risk.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation

           We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation as of December 31, 2003 and, as restated, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2003 and, as restated, 2002 and 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Total Fitness Holding Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

           As discussed in the Changes in accounting Note to the consolidated financial statements, in 2003, the Company changed its methods of accounting for recognition of revenue from membership contracts, membership origination costs, and asset retirement obligations and, as discussed in the Goodwill, trademarks and intangible assets Note, in 2002, the Company changed its method of accounting for goodwill and intangible assets.

ERNST & YOUNG LLP

Chicago, Illinois
March 11, 2004

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Balance Sheet
(In thousands, except share data)

	December 31

	2003	2002

		(Restated)
ASSETS

Current assets:
Cash and equivalents	$14,410	$10,886
Installment contracts receivable, net	258,550	276,294
Other current assets	39,707	88,001

Total current assets	312,667	375,181

Installment contracts receivable, net	230,809	251,074

Property and equipment, at cost:
Land	43,415	43,415
Buildings	151,218	150,228
Leasehold improvements	742,408	717,664
Equipment and furnishings	284,546	284,845

	1,221,587	1,196,152
Accumulated depreciation and amortization	(597,135)	(538,613)

Net property and equipment	624,452	657,539

Goodwill	243,244	244,210
Trademarks	6,969	6,969
Intangible assets, less accumulated amortization
of $7,369 and $9,453	1,901	2,786
Deferred income taxes	1,313	68,704
Deferred membership origination costs		119,484
Other assets	31,925	33,317

	$1,453,280	$1,759,264

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Balance Sheet
(In thousands, except share data)

	December 31

	2003	2002

		(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$61,494	$62,492
Income taxes payable		1,497
Deferred income taxes	2,303	16,693
Accrued liabilities	89,638	76,943
Current maturities of long-term debt	24,481	28,904
Deferred revenues	418,897	301,589

Total current liabilities	596,813	488,118

Long-term debt, less current maturities	705,630	697,850

Other liabilities	10,639	10,689

Deferred revenues	298,507	76,171

Stockholders’ equity (deficit):
Preferred stock, $.10 par value; 10,000,000 shares authorized;
none issued
Series A Junior Participating; 602,000 shares authorized; none issued
Common stock, $.01 par value; 60,200,000 shares authorized;
34,704,273 and 33,861,964 shares issued	347	338
Contributed capital	675,335	670,561
Accumulated deficit	(793,364)	(147,319)
Unearned compensation (restricted stock)	(28,992)	(25,509)
Common stock in treasury, at cost, 668,539 shares	(11,635)	(11,635)

Total stockholders’ equity (deficit)	(158,309)	486,436

	$1,453,280	$1,759,264

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Operations
(In thousands, except share data)

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
Net revenues:
Membership revenue	$732,240	$722,571	$679,027
Membership revenue - other	11,112
Products and services	192,253	217,667	144,926
Miscellaneous revenue	17,901	19,622	16,921

	953,506	959,860	840,874
Special charge to membership receivable reserve		(55,000)

	953,506	904,860	840,874
Operating costs and expenses:
Fitness center operations	590,534	557,749	496,937
Products and services	162,720	141,570	91,376
Member processing and collection centers	50,346	45,340	42,304
Advertising	56,874	55,547	53,995
General and administrative	38,118	32,004	27,291
Special charges		17,227	6,700
Depreciation and amortization	77,531	74,346	72,924

	976,123	923,783	791,527

Operating income (loss)	(22,617)	(18,923)	49,347
Finance charges earned	75,847	67,771	67,258
Interest expense	(60,611)	(55,468)	(58,848)
Other, net	(3,371)	(566)	751

	11,865	11,737	9,161

Income (loss) from continuing operations before income taxes	(10,752)	(7,186)	58,508
Income tax benefit (provision)	(51,490)	4,163	13,610

Income (loss) from continuing operations	(62,242)	(3,023)	72,118
Discontinued operations
Loss from discontinued operations	(981)	(1,467)	(2,041)
Loss on disposal	(1,699)

Loss from discontinued operations	(2,680)	(1,467)	(2,041)

Income (loss) before cumulative effect of changes in
accounting principles	(64,922)	(4,490)	70,077
Cumulative effect of changes in accounting principles	(581,123)

Net income (loss)	$(646,045)	$(4,490)	$70,077

Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.91)	$(0.09)	$2.60
Loss from discontinued operations	(0.08)	(0.05)	(0.07)
Cumulative effect of changes in accounting principles	(17.79)

Net income (loss) per common share	$(19.78)	$(0.14)	$2.53

Average common shares outstanding	32,654,738	32,163,019	27,744,046

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.91)	$(0.09)	$2.42
Loss from discontinued operations	(0.08)	(0.05)	(0.07)
Cumulative effect of changes in accounting principles	(17.79)

Net income (loss) per common share	$(19.78)	$(0.14)	$2.35

Average diluted common shares outstanding
(includes 2,104,154 common equivalent shares in 2001)			29,848,200

Proforma amounts, assuming the new accounting principles are applied retroactively:
Net loss	$(14,376)	$(11,066)	$(12,710)
Basic and diluted net loss per common share	(0.44)	(0.34)	(0.46)

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common stock
						Common	Total
		Par	Contributed	Accumulated	Unearned	stock in	stockholders’
	Shares	value	capital	deficit	compensation	treasury	equity (deficit)

Balance at December 31, 2000
(as previously reported)	24,352,946	$249	$508,639	$(188,514)	$(11,757)	$(10,775)	$297,842
Adjustment to previously reported
amounts				(24,392)			(24,392)

Balance at December 31, 2000
(restated)	24,352,946	249	508,639	(212,906)	(11,757)	(10,775)	273,450

Net income (restated)				70,077			70,077
Sale of common stock	2,238,821	22	53,805				53,827
Exercise of warrants	2,207,104	22	11,587				11,609
Issuance of common stock for
acquisitions of businesses	2,987,865	30	61,863				61,893
Restricted stock activity	352,500	4	14,802		(14,802)		4
Issuance of common stock under
stock purchase and option plans	241,321	2	2,850				2,852
Income tax benefit from stock
options exercised			4,000				4,000

Balance at December 31, 2001
(restated)	32,380,557	329	657,546	(142,829)	(26,559)	(10,775)	477,712

Net loss (restated)				(4,490)			(4,490)
Exercise of warrants	250,000	3	2,510				2,513
Issuance of common stock for
acquisition of businesses	382,827	4	8,851				8,855
Restricted stock activity	110,000	1	(125)		1,050		926
Issuance of common stock under
stock purchase and option plans	124,541	1	1,779				1,780
Purchases of common stock	(54,500)					(860)	(860)

Balance at December 31, 2002
(restated)	33,193,425	338	670,561	(147,319)	(25,509)	(11,635)	486,436

Net loss				(646,045)			(646,045)
Restricted stock activity	707,500	7	4,044		(3,483)		568
Issuance of common stock under
stock purchase and option plans	134,809	2	730				732

Balance at December 31, 2003	34,035,734	$347	$675,335	$(793,364)	$(28,992)	$(11,635)	$(158,309)

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
OPERATING:
Income (loss) before cumulative effect of changes
in accounting principles	$(64,922)	$(4,490)	$70,077
Adjustments to reconcile to cash provided –
Depreciation and amortization, including amortization
included in interest expense	81,123	78,236	76,865
Change in operating assets and liabilities	(21,818)	(16,747)	(30,588)
Change in deferred taxes	51,396	(4,337)	(14,579)
Write-off of debt issuance costs, discontinued
operations and other	5,915
Stock-based compensation	568	926

Cash provided by operating activities	52,262	53,588	101,775
INVESTING:
Purchases and construction of property and equipment	(36,254)	(75,140)	(91,171)
Purchases of real estate		(11,510)
Acquisitions of businesses and other	(269)	(6,610)	(30,692)

Cash used in investing activities	(36,523)	(93,260)	(121,863)
FINANCING:
Debt transactions –
Net borrowings (repayments) under
revolving credit agreement	(28,500)	31,500	(51,500)
Borrowings of other long-term debt	242,191	113,438	195,446
Repayments of other long-term debt	(216,224)	(103,510)	(191,342)
Debt issuance and refinancing costs	(10,414)	(1,505)	(4,569)

Cash provided by (used in) debt transactions	(12,947)	39,923	(51,965)

Equity transactions –
Proceeds from sale of common stock			53,827
Proceeds from exercise of warrants		2,513	11,609
Proceeds from issuance of common stock under
stock purchase and option plans	732	1,780	2,856
Purchases of common stock for treasury		(860)

Cash provided by (used in) financing activities	(12,215)	43,356	16,327

Increase (decrease) in cash and equivalents	3,524	3,684	(3,761)
Cash and equivalents, beginning of year	10,886	7,202	10,963

Cash and equivalents, end of year	$14,410	$10,886	$7,202

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows – (continued)
(In thousands)

	Year ended December 31

	2003	2002	2001

		(Restated)	(Restated)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities, net of effects from acquisitions or sales, were as follows –
Decrease in installment contracts receivable	$31,965	$5,421	$9,072
Decrease (increase) in other current and other assets	8,629	6,352	(7,075)
Decrease (increase) in deferred membership origination costs		(6,525)	1,170
Increase (decrease) in accounts payable	(979)	12,021	(2,384)
Decrease in income taxes payable	(1,887)	(477)	(2,201)
Increase (decrease) in accrued and other liabilities	12,287	(1,147)	(2,834)
Decrease in deferred revenues	(71,833)	(32,392)	(26,336)

	$(21,818)	$(16,747)	$(30,588)

Cash payments for interest and income taxes were as follows –
Interest paid	$48,230	$53,936	$60,256
Interest capitalized	(1,086)	(2,942)	(3,984)
Income taxes paid, net	1,964	403	3,029

Investing and financing activities exclude the following
non-cash transactions –
Acquisition of property and equipment through
capital leases/borrowings	$9,485	$10,991	$23,472
Acquisitions of businesses with common stock		8,855	62,132
Restricted stock activity	4,044	(1,050)	14,802
Debt, including assumed debt, related to
acquisitions of businesses		2,846	3,862
Tax benefit from exercise of employee stock options			4,000

See accompanying notes.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements
(All dollar amounts in thousands, except share data)

Summary of significant accounting policies

Basis of presentation

           The accompanying consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers with 418 facilities, at February 29, 2004, located in 29 states and Canada. Additionally, 19 clubs are operated pursuant to franchise and joint venture agreements in the United States, Mexico, Asia, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

           The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Changes in accounting

           The Company elected to change its accounting methods effective January 1, 2003 related to the recognition of revenue from membership contracts, initial membership origination costs, and asset retirement obligations. The cumulative effect as of January 1, 2003 of these changes in accounting principles has been charged to the 2003 statement of operations. These charges are discussed below.

           As required, the Company adopted the provisions of EITF 00-21 “Revenue Arrangements with Multiple Deliverables” as it relates to revenues included in initial membership contracts. Under the previously acceptable method, revenues allocated to products and services included in initial membership contracts, including financed contracts, were recognized upon delivery to the member. The new pronouncement limits the amount of revenue recognized upon delivery of the products and services to cash collected upon membership origination. Limiting early recognition to cash collected resulted in a reversal of amounts previously recognized upon membership sale and an increase in amounts deferred to be recognized during future periods.

           Concurrent with the adoption of EITF 00-21, the Company has elected to adopt a modified cash basis of accounting for the recognition of membership fees effective January 1, 2003. Under the new method, membership revenue is recognized as income at the later of when it is collected, or in the case of paid-in-full memberships or accelerated receipts from financed memberships, when earned. This changes the pre-2003 22-month pool deferral method that amortized revenues from financed initial membership fees on the straight-line basis, after application of estimated uncollectible amounts. The use of the modified cash basis, which is viewed by management and the Company’s independent auditors as a preferable accounting method, recognizes membership revenue over a longer period than the previous method. The Company has also applied the modified cash basis of recognition to its accounting for non-obligatory membership dues. Since monthly dues are collected in arrears, prior to 2003 the Company had included in other assets a receivable for uncollected dues at the end of each period. Under the modified cash basis of recognition, the recognition of membership dues revenue has been changed to the later of either collected or earned consistent with our new policy for membership fees. As a result, the receivable for earned but uncollected dues has been reversed and is included as a component of the cumulative effect adjustment.

           Concurrent with the change to the modified cash basis of revenue recognition as described above, in 2003 the Company has additionally changed its accounting principle for initial membership origination costs from the pre-2003 method whereby such costs were deferred and recognized over the same period used for revenue recognition to expensing such costs as incurred. This change has also been determined to be a preferable method when considered along with the modified cash basis adopted for membership fee recognition.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

           In the second quarter of 2003, the Company changed its accounting for the recognition of recoveries of unpaid dues on inactive membership contracts from accrual-based estimations to a cash basis of recognition, which was considered a preferable method of accounting for such past due amounts.

           The Company also implemented the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” in the first quarter of 2003. It requires that the Company recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. As a result, a non-cash cumulative adjustment of $165 was recorded to provide for estimated future restoration obligations on the Company’s leaseholds.

           The changes in accounting relating to revenue recognition and membership origination costs affect how other assets are valued such as the deferred income tax asset and goodwill. The Company did not determine how those amounts would have been valued under the prior methods of accounting for revenue and origination costs. For purposes of disclosing 2003 net income or loss assuming the Company had remained on the previous methods of accounting, the Company has used the same values for the deferred income tax asset and goodwill as are reported in the December 31, 2003 balance sheet under the new methods of accounting. On that basis, had the Company remained on the accounting policies followed prior to the changes in accounting described herein, net loss for 2003 would have been $103,600 or $3.17 per share.

           The following table presents the components of the cumulative effect charge as of the beginning of 2003:

Adoption of modified cash basis and EITF 00-21 for
recognition of revenues from membership contracts	$441,139

Expense membership origination costs as incurred	119,484

Adoption of cash basis for recoveries of unpaid dues on
inactive memberships	20,335

Record future restoration obligations	165

$581,123

           The lower level of proforma historical earnings under the new recognition policies required the establishment of valuation reserves against previously recognized deferred tax assets. As a result, deferred tax assets were reduced by $50,500 in the first quarter of 2003.

           In applying the new accounting method for membership revenue as described above, the Company undertook an evaluation of its methods and processes related to accounting for the deferral of revenue for prepayments of non-obligatory membership dues. In consultation with its independent auditors, it was determined that the Company’s previous methodology resulted in errors in calculating prepaid dues and accelerated dues recognition for certain prepaying members. As a result, the Company has restated prior periods in accordance with the requirements of Accounting Principles Board Opinion No. 20 “Accounting Changes.” The impact of the correction to previously reported net revenues and net income was a reduction of $8,018 ($.25 per diluted share) and $10,630 ($.36 per diluted share) in 2002 and 2001 respectively, and an increase in previously reported deferred revenue and a decrease in previously reported stockholders’ equity of $43,040 and $35,022 at December 31, 2002 and 2001, respectively.

Consolidation

           The consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. For all acquisitions, account balances and results of operations are included in the consolidated financial statements as of the date acquired.

           In 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under this

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE. The adoption of FIN 46 did not have any impact on our consolidated financial position, results of operations or cash flows.

Cash equivalents

           The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

Inventory

           Inventory is valued at the lower of cost or market.

Property and equipment

           Depreciation of buildings, equipment and furnishings (including assets under capital leases) is provided on the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over 30 years and useful lives for equipment and furnishings range from three to 15 years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the lease periods. Depreciation and amortization of property and equipment was $77,008, $73,793 and $64,875 for 2003, 2002 and 2001, respectively.

Software for Internal Use

           Certain costs incurred related to software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. The capitalized software costs are included in the equipment and furnishings in the consolidated balance sheet. The Company amortizes such software costs over eight years.

Investments

           The Company accounts for its investments in joint ventures using the equity method of accounting.

Goodwill, Trademark and Intangibles

           The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives, which consist of trademarks, are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. For the Company’s goodwill, if the book value of the Company exceeds its fair value, the fair value of goodwill is determined and compared to the carrying amount of goodwill. If the carrying amount of goodwill or trademarks exceeds their respective fair values, an impairment loss is recorded in an amount equal to that excess.

           Other intangibles consist of leasehold rights, which are amortized using the straight-line method over the respective lease periods.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Impairment of long-lived assets

           Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its fair value.

Deferred finance costs

           Deferred finance costs are amortized over the terms of the related debt using the straight-line method. Included in “Other assets” at December 31, 2003 and 2002 were deferred finance costs of $14,529 and $10,015 respectively, net of accumulated amortization of $20,908 and $17,517, respectively. In 2003, $2,562 of unamortized issuance costs related to refinanced debt was written-off and reported with Other non-operating charges.

Income Taxes

           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Based upon the Company’s past performance and the expiration dates of its carryfowards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, the Company records a valuation allowance to reduce deferred tax assets to a level which, more likely than not, will be realized.

Fair Value of Financial Instruments

           Cash and cash equivalents and installment contracts receivables are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and liabilities and the Company’s variable rate debt are financial liabilities with carrying values that approximate fair value. The fair value of the Company’s long-term debt at December 31, 2003 and 2002 approximates its carrying amount except for the Company’s senior subordinated debt, which had a fair market value (based on quoted market prices) of $279,049 and $269,640 at December 31, 2003 and 2002, respectively. The fair values are not necessarily indicative of the amounts the Company could acquire the debt for in a purchase or redemption.

Accounts Receivable and Credit Risk

           Accounts receivable consist of amounts due from the Company’s large population of members. The Company requires down payments from most of its members and in many circumstances utilizes electronic payment options in order to mitigate potential credit risk associated with these receivables. The Company maintains an allowance for doubtful accounts to reflect management’s best estimate of amounts expected to become uncollectible based upon historical experience and other currently available evidence. Adjustments to the allowance are recorded as a direct offset to the deferred revenue account under the new modified cash basis of accounting adopted effective January 1, 2003.

Advertising

           Advertising costs are charged to expense as incurred, or in the case of television commercial productions upon the first showing.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Membership revenue recognition

           The Company’s fitness centers primarily offer a dues membership, which permits members, upon paying an initial membership fee, which may be financed, to maintain their membership on a month-to-month basis as long as monthly dues payments are not delinquent.

           As noted in the “Changes in accounting” section above, during 2003 the Company changed its recognition policy for membership revenue. Prior to 2003, net membership revenue on financed initial membership fees (net of related allowances for doubtful receivables and cancellations) were deferred and amortized into income on the straight line basis based on the weighted average expected life of the membership term, which was calculated as 22 months. Under the new modified cash basis of recognition adopted, membership revenue on financed initial membership fees is deferred and recognized at the later of when it is collected, or in the case of cash down payments and accelerated receipts, over the period earned. The modified cash basis does not change the recognition method for initial membership fees that are paid in full when sold which are and have been deferred and amortized into income over the expected term of membership, generally 36 months, on the straight line basis.

           An installment account receivable is recorded for the estimated net realizable value of future collections of the up-front initial membership fee upon the origination of a financed membership sale, with an offsetting amount recorded as deferred revenue. Under the new basis of accounting adopted, the carrying value of installment accounts receivable is evaluated and adjustments to the allowance are recorded as a direct adjustment to deferred revenue. Prior to 2003, the provision for doubtful receivables and cancellations was charged directly against membership revenue. Installment contracts related to financed initial membership fees bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold, to rates for comparable consumer financing. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method, which approximates the interest method. In 2003, finance charges earned are part of the revenues that are limited, in the aggregate, to recognition based on the later of when collected or earned.

           Membership revenue related to monthly non-obligatory dues is recognized under the adopted modified cash basis of accounting at the later of when collected, or in the case of prepayments, ratably as earned over future periods. Prior to the 2003 adoption of the modified cash basis of recognition, because monthly dues are collected in arrears, a receivable was recorded for uncollected dues.

           Under our pre-2003 accounting method, costs directly related to the origination of memberships were deferred and amortized using the same method as for initial membership fees as described above. Pursuant to our new accounting under the modified cash basis, such costs are expensed as incurred.

Deferred revenue

           Components of deferred revenues as of December 31, 2003 and 2002 are as follows:

	2003			2002 (restated)

	Current	Long-term	Total	Current	Long-term	Total

Initial membership fees	$334,919	$268,189	$603,108	$211,453	$50,204	$261,657
Prepaid dues	83,978	30,318	114,296	90,136	25,967	116,103

	$418,897	$298,507	$717,404	$301,589	$76,171	$377,760

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Products and services

	2003	2002	2001

Net revenues:
Retail and nutritional supplements	$55,266	$53,757	$43,099
Personal training	104,873	78,968	39,347
Products and services included in
new membership programs	30,874	78,246	55,155
Financial services	1,240	6,696	7,325

	192,253	217,667	144,926
Operating costs and expenses	162,720	141,570	91,376

Operating margin	$29,533	$76,097	$53,550

           The Company offers personal training services in most club locations and operated approximately 404, 392 and 365 retail store locations within clubs as of December 31, 2003, 2002 and 2001, respectively. The Company offers Bally-branded and third-party nutritional supplements in its retail store locations and through direct sales to members. Retail and nutritional product inventory is carried at the lower of cost or market value. Direct sales of multiple-session personal training packages are deferred and recognized as personal training services are performed.

           The Company also offers a number of membership programs, which include Bally-branded nutritional supplements and personal training services. Prior to 2003 the value of products and services revenue included in new membership programs, including amounts financed, was determined based on the retail value of such products and services, and was recognized upon delivery to new members as “products and services” revenue. Effective in 2003 with the adoption of EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” revenue related to products and services included in membership contracts is determined based on the relative fair value between the product and service and the base membership. Recognition of revenue allocated to products and services upon delivery is limited to cash collected upon membership origination. The excess of product and services revenue over cash collected upon membership origination is deferred and recognized in future periods as an element of products and services revenue based on the modified cash basis of recognition as described in the “membership revenue” section above. It was not practicable or meaningful to determine the amount of 2003 modified cash basis revenues that were included in the January 1, 2003 cumulative effect adjustment.

Stock-based compensation

           The Company has stock-based employee compensation plans which are described more fully in the “Stock plans” note to the consolidated financial statements. The Company has elected to account for stock-based compensation by applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), because the alternative fair value accounting provided for under Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the Common Stock on the date of grant, no compensation expense is recognized.

           Had compensation cost been determined for the Company’s stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under SFAS No. 123, the Company’s pro forma net income (loss) would have been:

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

	2003	2002	2001

		(Restated)	(Restated)

Net income (loss), as reported	$(646,045)	$(4,490)	$70,077
Plus: stock-based compensation expense
included in net income	568	926
Less: stock-based compensation expense determined
under fair value based method	(4,554)	(6,283)	(5,328)

Pro forma net income (loss)	$(650,031)	$(9,847)	$64,749

Basic earnings (loss) per common share
As reported	$(19.78)	$(0.14)	$2.53
Pro forma	(19.91)	(0.31)	2.33
Diluted earnings (loss) per common share
As reported	(19.78)	(0.14)	2.35
Pro forma	(19.91)	(0.31)	2.17

Earnings per common share

           Basic income or loss per common share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during each year, which totaled 32,654,738 shares, 32,163,019 shares and 27,744,046 shares for 2003, 2002 and 2001, respectively. Diluted income in 2001 per common share is computed by dividing income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the year, which totaled 29,848,200 shares. The weighted-average number of shares of common stock and common stock equivalents were 33,353,081 and 32,985,731 in 2003 and 2002, respectively. Diluted loss in 2003 and 2002 per common share does not include the effect of the common stock equivalents because the effect would be anti-dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding warrants, restricted shares and stock options. Common stock equivalents increased the weighted-average number of shares outstanding for diluted purposes by 698,343 shares, 822,712 shares and 2,104,154 shares for 2003, 2002 and 2001, respectively. Options outstanding to purchase 3,593,691 shares, 3,049,375 shares and 1,416,300 shares of common stock at December 31, 2003, 2002, and 2001, respectively, were not included in the computation of diluted shares because the exercise prices of the options were greater than the average market prices of the Company’s common shares. The range of exercise prices per share for these options was between $7.62 and $36.00, $12.00 and $36.00, and $21.38 and $36.00 at December 31, 2003, 2002, and 2001, respectively.

Goodwill, trademarks and intangible assets

           Prior to the implementation in the first quarter of 2002 of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill had been amortized on the straight-line method over periods ranging up to 40 years from dates of acquisition. As a result of the adoption of SFAS 142 the Company ceased amortization of goodwill and indefinite lived trademarks in 2002 in accordance with the provisions of this standard. In 2003, the Company wrote-off $1,130 of goodwill associated with discontinued operations from the liquidation of an internet-based start-up company.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

           The following table presents 2001 net income and earnings per share adjusted to add back goodwill and trademark amortization:

	Year Ended 2001

		Earnings per share

	Net income	Basic	Diluted

As reported (restated)	$70,077	$2.53	$2.35
Add back: amortization	7,632	0.27	0.25

As adjusted	$77,709	$2.80	$2.60

           As a result of the Company’s common stock price being higher than the book value per share, the Company determined that the value of recorded goodwill was not impaired as of December 31, 2003.

Acquisitions

           In April 2002, the Company completed the acquisition of Planet Fitness, a fitness chain in the New England area. The purchase price of approximately $12,200 included $3,350 in cash, $2,900 in assumed debt and approximately 383,000 shares of the Company’s common stock. The portion of the purchase price allocated to goodwill was $11,521. On December 31, 2001, the Company acquired Crunch Fitness, a privately held operator of 19 fitness centers located in New York City, Atlanta, Chicago, San Francisco, Los Angeles and Miami. The purchase price of approximately $90,000 included $23,500 in cash, $3,862 in assumed debt and approximately three million shares of the Company’s common stock. The portion of the purchase price allocated to goodwill totaled approximately $89,000. On an unaudited proforma basis, excluding goodwill amortization, Crunch Fitness had 2001 net revenues of approximately $74,400 and operating income of approximately $10,100.

Discontinued operations

           In 2003, the Company reported as discontinued operations the liquidation of an internet-based start-up company. As a result, the Company reported losses from discontinued operations of $2,680, $1,467 (net of taxes of $354) and $2,041 (net of taxes of $140) in 2003, 2002 and 2001, respectively.

Special charges

           During 2003, the Company completed the refinancing of its term loan and its revolving credit agreement, as well as, a portion of its securitization facility by issuing $235,000 in aggregate principal of 10 1/2% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended, and entered into a new $100,000 Senior Secured Revolving Credit Facility due 2008. These transactions were completed in July 2003. As a result, the Company wrote off $2,562 of unamortized issuance costs from the extinguished debt in the third quarter, which were included as Other, net.

           In the fourth quarter of 2002, the Company recorded a pre-tax non-cash charge of $55,000 reflected as a reduction in net revenues to reduce the carrying value of installment accounts receivable. Also, in the fourth quarter of 2002, pursuant to a separation agreement upon the retirement of the Company’s former CEO, the Company recorded a pre-tax non-cash charge of $7,330 to provide for amounts under the agreement, and additionally recorded a $3,400 writedown of the carrying value of retail store inventories. In the third quarter of 2002, the Company recorded a $6,500 charge to settle a class action lawsuit arising in the early 1990s.

           In the third quarter of 2001, the Company recorded $6,700 of special charges of which $4,200 was principally related to cancelled or reformatted marketing events and other direct or indirect costs from disruptions and shutdowns of various club operations and programs resulting from the September 11th tragedies. Special charges also included a one-time markdown of retail apparel in connection with management’s strategic repositioning of in-club retail stores, adding juice bars to replace slow moving, lower margin fashion apparel.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Installment contracts receivable

	December 31,

	2003	2002

Current:
Installment contracts receivable	$397,719	$409,470
Unearned finance charges	(37,228)	(36,015)
Allowance for doubtful receivables and cancellations	(101,941)	(97,161)

	$258,550	$276,294

Long-term:
Installment contracts receivable	$344,397	$343,749
Unearned finance charges	(22,458)	(22,396)
Allowance for doubtful receivables and cancellations	(91,130)	(70,279)

	$230,809	$251,074

           The carrying amount of installment contracts receivable at December 31, 2003 and 2002 approximates fair value based on discounted cash flow analyses, using interest rates in effect at the end of each year comparable to similar consumer financing contracts. Installment contracts receivable are generally written-off after 90 days for members who do not make a first payment and after 194 days for other account delinquencies. Under various state “cooling-off” statutes, the Company grants cancellations to members who exercise such rights within the statutory period. The provisions of the Company’s membership contracts additionally grant the right of cancellation in the event of disability, death, certain relocations and certain club closures. Such cancellations are treated as write-offs against the allowance for doubtful receivables and cancellations.

           The Company completed one bulk sale of its membership receivable portfolio in 2002 and two bulk sales in 2001. These sales, to a major financial institution at net book value, consisted of a random cross-section of the Company’s membership receivable portfolio and yielded initial proceeds of $23,345 and $105,000 in 2002 and 2001, respectively. The Company services the sold accounts and remits collections to the financial institution less a servicing fee. The Company has retained in its installment contracts receivable balance amounts by which the sold portion of the portfolio exceeded the advance rate proceeds, which includes the value of future accounts to be written-off, related allowances and expected additional sales proceeds.

Other current assets

	December 31,

	2003	2002

Dues receivable (see Changes in accounting)	$–	$42,171
Inventory	13,852	12,967
Other	25,855	32,863

	$39,707	$88,001

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Accrued liabilities

	December 31,

	2003	2002

Payroll and benefit-related liabilities	$37,812	$32,526
Interest	16,798	7,092
Taxes other than income taxes	4,598	5,187
Other	30,430	32,138

	$89,638	$76,943

Long-term debt

	December 31,

	2003	2002

Nonsubordinated:
10 1/2% Senior Notes, due 2011	$235,330	$–
Securitization, Series 2001-1	100,000	155,000
Term loan, due 2004	–	132,910
Revolving credit facility	21,000	49,500
Capital lease obligations	29,063	35,548
Other secured and unsecured obligations	45,466	54,602
Subordinated:
9 7/8% Series D Senior Subordinated Notes due 2007,
less unamortized discount of $749 and $806	299,016	298,958
9 7/8% Series B Senior Subordinated Notes due 2007	236	236

Total long-term debt	730,111	726,754
Current maturities of long-term debt	(24,481)	(28,904)

Long-term debt, less current maturities	$705,630	$697,850

           In July of 2003, the Company completed the refinancing of its existing $131,990 term loan and $56,000 outstanding on its revolving credit agreement by issuing $235,000 in aggregate principal of 10 ½% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company also entered into a new $100,000 Senior Secured Revolving Credit Facility due 2008. As a result, the Company wrote off $2,562 of unamortized issuance costs from the extinguished debt in the third quarter of 2003. The rate of interest on borrowings is, at the Company’s option, generally based upon either the agent bank’s prime rate plus 2.75% or a Eurodollar rate plus 3.75%. A commitment fee of three-fourths of 1% is payable quarterly on the unused portion of the revolving credit facility. The credit facility is secured by substantially all real and personal property (excluding installment contracts receivable) of the Company. In addition, in 2003 the Company paid down $55,000 on its $155,000 Securitization Series 2001-1 and extended the revolving period on the balance of $100,000 through July 2005. Subsequent to December 31, 2003 the Company amended its Securitization Series 2001-1 requiring monthly amortization of $5,000 beginning in November 2004. The amount available under the revolving credit facility is reduced by any outstanding letters of credit ($5,473 at December 31, 2003), which cannot exceed $30,000. A fee of 2.75% on outstanding letters of credit and a fronting fee of one-fourth of 1% is payable quarterly.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

           On September 8, 2003, the Company entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s 9.875% Senior Subordinated Notes, due 2007, was swapped for a variable rate commitment based on the six-month Euro rate, plus 6.01%. As a result, interest expense for 2003 was reduced by approximately $1,600.

           In December 1996, the Company refinanced its securitization facility by completing a private placement of asset-backed securities (the “Securitization”) pursuant to the H&T Master Trust (the “Trust”). The Trust includes a portfolio of substantially all of the Company’s installment contracts receivable from membership sales and the proceeds thereof.

           The amortization of Series 1996-1 commenced in August 2001, and the Series 1996-1 was repaid in full in August 2002. In November 2001, the Company established a $155,000 floating rate accounts receivable-backed revolving facility (the “Series 2001-1”), under the Trust to refinance the Series 1996-1 securitization. As of December 31, 2003, the revolving balance under the Series 2001-1 certificates was $100,000. The Series 2001-1 certificates bear interest (1.13% at December 31, 2003) at a floating commercial paper rate. The Company has an 8.5% interest rate cap on the Series 2001-1 certificates which covers the outstanding $100,000 (as of December 31, 2003) of principal through its original principal repayment schedule. Additionally, the Company has purchased a 7.75% rate cap extending through the refinanced period. An administrative fee of 1.00% and a program fee of 2.5% on the outstanding certificate amount is payable monthly. A commitment fee of .50% of the total commitment, reduced by the outstanding certificate amount is also payable monthly. Through June 2004, the principal amount of the Series 2001-1 floating certificates is variable, and collections of installment contracts receivable flow through to the Company in exchange for the securitization of additional installment contracts receivable, except that collections are first used to fund interest requirements. The amortization period ends upon the earlier to occur of the certificates being repaid in full or January 2007.

           The Company leases certain equipment under capital leases expiring in periods ranging from one to five years. Included in “Property and equipment” at December 31, 2003 and 2002 were assets under capital leases of $41,558 and $46,740 respectively, net of accumulated amortization of $41,021 and $31,043, respectively.

           In December 1998, the Company, through a private placement, issued $75,000 aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2007 (the “Series C Notes”) at a discount to yield an interest rate of 10.2%. The Series C Notes were pari passu with the $225,000 Series B Notes issued in 1997. In June 1999, the Company exchanged the Series B and Series C Notes for a like principal amount of 9 7/8% Series D Senior Subordinated Notes due 2007 (the “Series D Notes”). The terms of the Series D Notes are substantially identical to the terms of the Series B and Series C Notes. The Series D Notes are not subject to any sinking fund requirement but may be redeemed in whole or in part, with premiums ranging from 4.9% in December 2003 to zero in 2005 and thereafter. The payment of the Series D and the Series B Notes not exchanged is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $431,000, at December 31, 2003).

           The revolving credit agreement and the indentures for the 9 7/8% Series B and Series D Notes and 10 1/2% Notes contain covenants that, among other things and subject to certain exceptions, may limit the ability of the Company to incur additional indebtedness, pay dividends, prepay certain indebtedness, dispose of certain assets, create liens and make certain investments or acquisitions. The revolving credit agreement also requires the maintenance of certain financial covenants.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

           Maturities of long-term debt and future minimum payments under capital leases, together with the present value of future minimum rentals as of December 31, 2003, are as follows:

	Long-term	Capital
	debt	leases	Total

2004	$13,666	$13,092	$26,758
2005	111,557	8,975	120,532
2006	6,406	4,014	10,420
2007	309,356	2,109	311,465
2008	23,411	1,680	25,091
Thereafter	236,652	9,621	246,273

	701,048	39,491	740,539
Less amount representing interest		(10,428)	(10,428)

	$701,048	$29,063	$730,111

Income taxes

           The income tax provision (benefit) applicable to income (loss) from continuing operations before income taxes consists of the following:

	2003	2002	2001

		(Restated)	(Restated)

Deferred tax	$(3,233)	$(1,635)	$19,037
Change in valuation allowance	56,236	(2,098)	(35,905)
Federal (all current)	(1,892)	(2,008)	2,008
State (all current)	379	1,578	1,250

	$51,490	$(4,163)	$(13,610)

           Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002, along with their classification, are as follows:

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

	2003			2002

	Assets	Liabilities		Assets		Liabilities

				(Restated)

Installment contract revenues	$83,800	$		$		$76,347
Amounts not yet deducted for tax purposes:
Bad debts	85,013				75,575
Other	17,645				19,816
Amounts not yet deducted for book purposes:
Deferred membership origination costs						48,951
Depreciation and capitalized costs	2,268				1,897
Other, net			14,618			28,979
Tax loss carryforwards	223,027				174,512

	411,753		$14,618		271,800	$154,277
Valuation allowance	(398,125)				(65,512)

	$13,628				$206,288

Current	$3,006		$5,309		$50,931	$67,624
Long-term	10,622		9,309		155,357	86,653

	$13,628		$14,618		$206,288	$154,277

           At December 31, 2003, the Company has estimated federal Alternative Minimum Tax (“AMT”) credits and tax loss carryforwards of $5,896 and $460,246, respectively. The AMT credits can be carried forward indefinitely, while the tax loss carryfowards expire beginning in 2011 through 2023. In addition, the Company has substantial state tax loss carryforwards which began to expire in 2003 and fully expire through 2023. Based upon the Company’s past performance and the expiration dates of its carryfowards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized.

           In accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” the Company reviews the likelihood of realizing the future benefits of tax loss carryforwards. As a result of this review, the Company decided in 2003 to increase the valuation allowance, which resulted in non-cash federal income tax expense and decided to decrease the allowance in 2002 and 2001 resulting in non-cash federal income tax credits. Also due to the valuation allowance there was no tax benefit attributable to the 2003 charge for the cumulative effect of changes in accounting principles. The Company will continue to review and evaluate the valuation allowance.

           A reconciliation of the income tax provision (benefit) with amounts determined by applying the U.S. statutory tax rate to income (loss) from continuing operations before income taxes is as follows:

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

	2003	2002	2001

		(Restated)	(Restated)

Provision (benefit) at U.S. statutory tax rate (35%)	$(3,763)	$(2,515)	$20,478
Add (deduct):
Provision (benefit) for change in valuation allowance	56,236	(2,098)	(35,905)
State income taxes, net of related federal income tax
effect and valuation allowance	246	1,037	813
Reversal of tax reserves	(1,892)
Amortization of cost in excess of acquired assets			2,168
Other, net	663	(587)	(1,164)

Income tax provision (benefit)	$51,490	$(4,163)	$(13,610)

Stockholders’ equity

           The Series A Junior Participating Preferred Stock, $.10 par value (the “Series A Junior Stock”), if issued, will have a minimum preferential quarterly dividend payment equal to the greater of (i) $1.00 per share and (ii) an amount equal to 100 times the aggregate dividends declared per share of the Company’s common stock, par value $.01 per share, (“Common Stock”) during the related quarter. In the event of liquidation, the holders of the shares of Series A Junior Stock will be entitled to a preferential liquidation payment equal to the greater of (a) $100 per share and (b) an amount equal to 100 times the liquidation payment made per share of Common Stock. Each share of Series A Junior Stock will have 100 votes, voting together with the shares of Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Series A Junior Stock will be entitled to receive 100 times the amount received per share of Common Stock. These rights are protected by customary anti-dilution provisions.

           The Board of Directors of the Company adopted a stockholders rights plan (the “Stockholder Rights Plan”) and issued and distributed a stock purchase right (“Right”) for each share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Stock at a price of $40.00 per one one-hundredth of a share of Series A Junior Stock, subject to adjustment (the “Purchase Price”).

           The Rights are not exercisable or transferable apart from the Common Stock until the occurrence of one of the following: (i) 10 days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) after the date of public announcement that a person (other than an Exempt Person, as defined below) or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the Common Stock (15% for certain institutional holders) (an “Acquiring Person”), or (ii) 10 days after the date of the commencement of a tender offer or exchange offer by a person (other than an Exempt Person) or group of affiliated or associated persons, the consummation of which would result in beneficial ownership by such person or group of 20% or more of the outstanding shares of Common Stock. “Exempt Persons” include the Company, any subsidiary of the Company, employee benefit plans of the Company, and directors of the Company on January 5, 1996 who were also officers of the Company and Bally Entertainment Corporation.

           In the event that, at any time after a person or group of affiliated or associated persons has become an Acquiring Person, (i) the Company consolidates with or merges with or into any person and is not the surviving corporation, (ii) any person merges with or into the Company and the Company is the surviving corporation, but the shares of Common Stock are changed or exchanged, or (iii) 50% or more of the Company’s assets or earning power are sold, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of Common Stock (or under certain circumstances, an economically equivalent security or securities) of such other person which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights, which do not have voting privileges, are subject to adjustment to prevent dilution and expire on January 5, 2006. The Company may redeem or exchange all, but not less than all, of the Rights at a price of $.01 per Right, payable in cash or

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

Common Stock, at any time prior to such time as a person or group of affiliated or associated persons becomes an Acquiring Person.

           In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights that are or were owned beneficially by the Acquiring Person (which, from and after the later of the Rights distribution date and the date of the earliest of any such events, will be void), will thereafter have the right to receive, upon exercise thereof at the then-current exercise price of the Right, that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value of two times the exercise price of the Right.

           At December 31, 2003, 6,630,849 shares of Common Stock were reserved for future issuance (735,701 shares in connection with outstanding warrants and 5,895,148 shares in connection with certain stock plans).

Warrants and stock transactions

           In July 1997, in connection with a $7,500 bridge loan provided to the Company by an affiliate of an underwriter of the August 1997 public offering of Common Stock, the Company issued warrants entitling the affiliate to acquire 250,000 shares of Common Stock at an exercise price of $10.05 per share. During 2002, these warrants were exercised, with net proceeds to the Company of approximately $2,500.

           The Company issued warrants in 1996, which as of December 31, 2003, were held by the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company, entitling him to acquire 735,701 shares of Common Stock at an exercise price of $5.26 per share, subject to reduction of the exercise price by a maximum of $1.00 per share based on the closing price of Common Stock on the day immediately prior to exercise of the warrant. The warrants expire December 31, 2007.

           In 2001, the Company sold 2,238,821 shares of common stock to the public, and the Estate of Arthur M. Goldberg, the former Chairman of the Company, exercised an outstanding warrant to purchase 2,207,104 shares of common stock which were sold to the public. The Company received net proceeds from these transactions of approximately $65,000, which was initially used to reduce bank debt and subsequently to fund a portion of capital expenditures.

Stock plans

           In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant of non-qualified stock options to non-employee directors of the Company.

           Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors’ Plan and, at December 31, 2003, 25,000 shares of Common Stock were available for future grant under the Directors’ Plan. Stock options may not be granted under the Directors’ Plan after January 3, 2006.

           Pursuant to the Directors’ Plan, non-employee directors of the Company are granted an option to purchase 5,000 shares of Common Stock upon the commencement of service on the Board of Directors, with another option to purchase 5,000 shares of Common Stock granted on the second anniversary thereof. Additional grants of options may be made from time to time pursuant to the Directors’ Plan. In September 2001 and December 2000, options to purchase 5,000 shares of Common Stock were granted to each non-employee director of the Company. Options under the Directors’ Plan are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term.

           Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

In November 1997, June 1999, December 2000 and June 2002 the Incentive Plan was amended to increase the aggregate number of shares of Common Stock that may be granted under the Incentive Plan to an aggregate of 8,600,000 shares. At December 31, 2003, 531,008 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.

           Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), generally in three equal annual installments commencing one year from the date of grant. Option grants in 2003, 2002 and 2001 have 10-year terms.

           A summary of 2003, 2002 and 2001 stock option activity under the Directors’ Plan and Incentive Plan is as follows:

	Number
	of shares	Weighted-	Range of
	represented	average	exercise
	by options	price	prices

Outstanding at December 31, 2000 - 1,996,650 of which were exercisable	3,327,180	20.18	4.13 - 36.00

Granted	691,375	20.24	20.20 - 25.30
Exercised	(201,567)	9.41	4.13 - 24.38
Forfeited	(135,160)	16.89	4.13 - 36.00

Outstanding at December 31, 2001 - 2,337,568 of which were exercisable	3,681,828	20.59	4.13 - 36.00

Granted	236,100	19.64	16.76 - 21.76
Exercised	(63,540)	7.69	4.13 - 18.50
Forfeited	(222,875)	25.08	4.13 - 36.00

Outstanding at December 31, 2002 - 2,788,843 of which were exercisable	3,631,513	20.48	4.13 - 36.00

Granted	1,715,000	6.66	4.97 - 7.62
Exercised	(3,919)	4.13	4.13 - 4.13
Forfeited	(144,529)	22.75	4.13 - 32.94

Outstanding at December 31, 2003 - 3,162,983 of which are exercisable	5,198,065	15.91	4.13 - 36.00

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

           A summary as of December 31, 2003, of options outstanding and options exercisable is as follows:

Options outstanding				Options exercisable

		Weighted-
		average
		remaining	Weighted-		Weighted-
Range of	Shares	contractual	average	Shares	average
exercise prices	outstanding	life (years)	exercise price	exercisable	exercise price

$4.13 - 7.62	2,269,374	7.7	$6.08	575,874	$4.40
12.00 - 18.50	974,131	4.6	17.44	907,464	17.49
20.20 - 29.00	1,385,260	7.2	23.88	1,110,345	24.70
32.94 - 36.00	569,300	5.6	33.11	569,300	33.11

$4.13 - 36.00	5,198,065	6.8	15.91	3,162,983	20.45

           The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the Common Stock on the date of grant, no compensation expense is recognized.

           The weighted-average fair value of options granted was $3.37, $9.93 and $10.46 for 2003, 2002 and 2001, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate of 2.62%, 2.63% and 4.58%, respectively; no dividend yield; volatility factor of the expected market price of the common stock of 0.568, 0.575 and 0.543, respectively; and a weighted-average expected life of the options of five years.

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

           Pursuant to the Incentive Plan, restricted stock awards are rights granted to an employee to receive shares of stock without payment but subject to forfeiture and other restrictions as set forth in the Incentive Plan. Generally, the restricted stock awarded, and the right to vote such stock or to receive dividends thereon, may not be sold, exchanged or otherwise disposed of during the restricted period. Except as otherwise determined by the Compensation Committee, the restrictions and risks of forfeiture will lapse in three equal annual installments commencing one year after the date of grant.

           In 2003, 2002 and 2001, the Compensation Committee awarded 715,000 shares, 135,000 shares and 355,000 shares, respectively, of restricted Common Stock to certain key executives of the Company. These shares were issued in the employee’s name and are held by the Company until the restrictions lapse. The restrictions on the shares issued in 2002 and 2001 lapse upon a change in control of the Company, the employee’s death, termination of employment due to disability or the first date prior to December 31, 2005 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. The restrictions on the shares issued in 2003 lapse four years after the date of issuance, upon a change in control of the Company, the employee’s death or termination of employment other than for cause. Vesting on the shares issued in 2003 can accelerate based on the attainment of certain performance goals. The Company is

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

recognizing compensation expense on these shares over the four-year vesting period. Upon the retirement of the Company’s former CEO in December 2002, we recognized $926 of compensation expense relating to the conversion of 135,000 shares of restricted stock at a market price of $6.87 per share. Unearned compensation of $28,992 is included in stockholders’ equity for the remaining unvested shares.

           In November 1997, the Board of Directors of the Company adopted the Bally Total Fitness Holding Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased semi-annually at a price equal to the lesser of: (i) 95% of the fair market value of the Common Stock on the date when a particular offering commences or (ii) 95% of the fair market value of the Common Stock on the date when a particular offering expires. For each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee’s elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under the Stock Purchase Plan commenced on January 1, 1998 and expired on March 31, 1998. Thereafter, offerings commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. In December 2002, an additional 250,000 shares were reserved for future issuance. At December 31, 2003, 141,075 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense was recorded by the Company in connection with this plan.

Savings plans

           The Company sponsors several defined contribution plans that provide retirement benefits for certain full-time employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The Company’s matching contributions related to the plans totaled $1,387, $1,602 and $1,631 for 2003, 2002 and 2001, respectively.

Commitments and Contingencies

Operating leases

           The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $137,515, $129,249 and $114,092 for 2003, 2002 and 2001, respectively.

           Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 2003, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $139,948, $143,682, $135,947, $123,499 and $108,126 for 2004 through 2008, respectively, and $544,373 thereafter.

Litigation

           Since 1995, the Company offered a program of transferring membership receivables balances into a credit card program funded and managed by an independent financial institution. During 2003, the Company terminated the program for reasons of unsatisfactory performance. The Company has made claims for improper charges exceeding $30 million. The independent financial institution has made counterclaims for $5.3 million and other declaratory relief including as to the sharing of financial responsibility for future losses under the program against the Company that the Company has denied and for which no provision has been made as of December 31, 2003. The matter has been submitted to arbitration and is set for hearing in June 2004. The ultimate outcome of this dispute cannot be fully determined.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)

           The Company is also involved in various claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by governmental bodies. In the opinion of management, none of the complaints or investigations currently pending will have a material adverse effect on our financial condition or results of operations.

Other

           The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, Plc. The lease has a 15 year term which began in May 2002, with current annual rental (subject to escalation) of $611. The Company believes that it does not have any obligation to perform under the guarantee as of December 31, 2003.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Consolidated Financial Information (unaudited)

	Quarter ended

	March 31			June 30

	2003	2002	2002	2003	2002	2002

	(Restated)	(Proforma)	(Restated)	(Restated)	(Proforma)	(Restated)
	(In millions, except per share data)
Membership revenue	$185.5	$177.0	$180.5	$184.1	$188.4	$186.9
Membership revenue - other				2.2
Products and services	49.9	38.7	52.4	48.5	41.2	53.3
Miscellaneous revenue	4.8	5.3	5.2	4.8	4.6	4.7

Net revenues	240.2	221.0	238.1	239.6	234.2	244.9
Operating expenses	247.7	227.2	223.1	242.0	229.2	228.7

Operating income (loss)	(7.5)	(6.2)	15.0	(2.4)	5.0	16.2
Income (loss) before cumulative
effect of changes in
accounting principles	(54.1)	(4.0)	17.6	(0.1)	8.1	14.9
Net income (loss)	(635.2)	(4.0)	17.6	(0.1)	8.1	14.9

Income (loss) before cumulative
effect of changes in
accounting principles:
Basic per common share	(1.66)	(0.13)	0.56	–	0.25	0.47
Diluted per common share	(1.66)	(0.13)	0.53	–	0.24	0.44

	Quarter ended

	September 30			December 31

	2003	2002	2002	2003	2002	2002

	(Restated)	(Proforma)	(Restated)		(Proforma)	(Restated)
	(In millions, except per share data)
Membership revenue	$182.0	$182.5	$178.2	$180.8	$181.3	$177.0
Membership revenue - other				8.9		(55.0)
Products and services	48.7	43.4	57.4	45.0	39.2	54.5
Miscellaneous revenue	4.4	5.2	5.2	3.9	4.5	4.6

Net revenues	235.1	231.1	240.8	238.6	225.0	181.1
Operating expenses	238.4	237.8	235.5	248.0	236.2	236.5

Operating income (loss)	(3.3)	(6.7)	5.3	(9.4)	(11.2)	(55.4)
Income (loss) before cumulative
effect of changes in
accounting principles	(2.8)	(5.2)	5.4	(8.0)	(9.9)	(42.4)
Net income (loss)	(2.8)	(5.2)	5.4	(8.0)	(9.9)	(42.4)

Income (loss) before cumulative
effect of changes in
accounting principles:
Basic per common share	(0.09)	(0.16)	0.17	(0.24)	(0.30)	(1.31)
Diluted per common share	(0.09)	(0.16)	0.16	(0.24)	(0.30)	(1.31)

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Consolidated Financial Information (unaudited)

	Quarter ended

	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2001	2001	2001	2001

	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except per share data)
Membership revenue	$167.2	$175.4	$169.8	$166.6
Products and services	36.4	37.6	37.1	33.8
Miscellaneous revenue	4.1	4.5	4.0	4.4

Net revenues	207.7	217.5	210.9	204.8
Operating expenses	196.5	199.0	199.6	196.4

Operating income	11.2	18.5	11.3	8.4

Net income	12.6	20.3	27.7	9.4

Basic income per common share	0.51	0.71	0.97	0.33
Diluted income per common share	0.44	0.66	0.92	0.31

1.	As of the close of the fourth quarter of 2003 the Company changed its accounting methods effective January 1, 2003 related to the recognition of revenue from membership contracts and initial membership origination costs by adopting a modified cash basis of recognition for membership fees and adopting the provisions of EITF 00-21 "Revenue Arrangements with Multiple Deliverables". At the close of the second quarter 2003, effective January 1, 2003, the Company changed its accounting method related to the recognition of recoveries of unpaid dues on inactive membership contracts from accrual-based estimations to a cash-based recognition basis. In the first quarter of 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). These accounting changes were implemented as of the beginning of 2003 as a cumulative effect of changes in accounting, and as a result, the Company recorded non-cash charges of $441.1 million related to the concurrent change to the modified cash basis of accounting for membership revenues and adoption of EITF 00-21, $119.5 million related to the change in accounting for initial membership fee origination costs, $20.3 million related to the change related to unpaid dues on inactive membership contracts and $.2 million related to the adoption of FAS 143. EITF 00-21 became effective for fiscal periods beginning after June 15, 2003. The Company has not determined the impact of the adoption of EITF 00-21 to its previously reported third quarter results separate from the adoption of the modified cash basis method. 2003 quarterly results presented herein are restated to conform to the fourth quarter changes in accounting.

2.	In the fourth quarter of 2003, as a result of evaluating the Company’s costs related to the construction of long-lived assets, primarily new clubs and club leasehold improvements, $5.5 million of internal labor costs previously capitalized in the first nine months of 2003 have been expensed in the applicable quarters.

3.	In applying the new accounting for membership revenues as described above, it was determined in consultation with the Company’s independent auditors that the previous methodology of accounting for the deferral of prepayments of non-obligatory dues resulted in errors in calculating deferred revenue related to prepaid dues. As a result the Company has restated 2002 and 2003 previously reported quarters in accordance with the requirements of Accounting Principles Board Opinion No. 20 "Accounting Changes." The impact of the correction to previously reported net revenues, operating income and pretax income was a decrease of $6.0 million and $6.9 million in the first and fourth quarters of 2001, respectively, an increase of $1.1 million and $1.2 million in the second and third quarters of 2001, respectively, a decrease in each of the 2002 quarters of $2.2 million, $1.4 million, $2.3 million and $2.1 million, respectively, and an increase in the previously reported second and third quarters of 2003, of $1.0 million and $1.8 million, respectively.

4.	In the fourth quarter of 2002, the Company recorded a pretax non-cash charge of $55 million, which was netted against net revenues to strengthen its installment contracts receivable reserves. Upon the retirement of the Company’s former CEO in December 2002, a fourth quarter 2002 special charge of $7.3 million was recorded to provide for amounts due pursuant to a separation agreement and recorded a $3.4 million write down of inventory. During the third quarter of 2002, the Company recorded a special charge of $6.5 million to settle a class action lawsuit arising in the early 1990’s. In the first quarter of 2002, the Company reduced

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Consolidated Financial Information (unaudited)

its tax valuation allowance against net operating losses realized in prior periods by $4 million. This adjustment decreased the income tax provision, increasing net income.

5.	Proforma presentation of 2002 quarters assumes the retroactive application of the changes in accounting as described in Note 1.

6.	In the third quarter of 2001, the Company recorded a net benefit of special items of $8.3 million to record special charges of $6.7 million primarily related to the September 11th tragedy and a one-time markdown of retail apparel, offset by a reduction of the Company’s tax valuation allowance of $15 million.

7.	The Company’s operations are subject to seasonal factors.

           The following tables reconcile net income (loss) as previously reported to net income (loss) as restated:

	Quarter Ended

	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	2001	2001	2001	2001	2002	2002	2002	2002

	(In millions)
Net income (loss) as previously
reported	$18.6	$19.2	$26.5	$16.3	$19.4	$16.1	$7.2	$(39.2)
Increase (decrease) to revenues due to
correction of prepaid dues	(6.0)	1.1	1.2	(6.9)	(2.2)	(1.4)	(2.3)	(2.1)
Tax effect					0.4	0.2	0.5	(1.1)

Net income (loss) as restated	$12.6	$20.3	$27.7	$9.4	$17.6	$14.9	$5.4	$(42.4)

	Quarter Ended

	Mar 31	Jun 30	Sept 30
	2003	2003	2003

	(In millions)

Net income as previously reported	$9.7	$6.7	$4.7
Increase (decrease) to revenues due to
correction of prepaid dues		1.0	1.8
Increase to operating expenses to
expense internal labor costs	(1.8)	(1.8)	(1.8)
Decrease to revenues due to revenue
recognition accounting change	(12.8)	(11.0)	(8.3)
Decrease (increase) to expenses due to
origination costs accounting change	(1.6)	2.5	(0.5)
Cumulative effect of changes in accounting	(581.0)
Tax effect	(47.7)	2.5	1.3

Net loss as restated	$(635.2)	$(0.1)	$(2.8)

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

Condensed Consolidating Financial Statements

           Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture to the Bally Total Fitness Holding Corporation 10 ½% Senior Notes due 2011 (“the Notes”) issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including substantially all domestic subsidiaries of Bally Total Fitness Holding Corporation. Non-Guarantor subsidiaries include Canadian operations and special purpose entities for accounts receivable and real estate finance programs.

           As defined in the indenture to the Bally Total Fitness Holding Corporation 10½% Senior Notes, due 2011, guarantor subsidiaries include:

59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehab of West Palm Beach, Inc.; Connecticut Coast Fitness Centers, Inc.; Connecticut Valley Fitness Centers, Inc.; Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Holiday Health & Fitness Centers of New York, Inc.; Holiday Health Clubs and Fitness Centers, Inc.; Holiday Health Clubs of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Holiday Spa Health Clubs of California; Holiday Universal, Inc.; Crunch Fitness International, Inc.; Jack La Lanne Fitness Centers, Inc.; Jack La Lanne Holding Corp.; Manhattan Sports Club, Inc.; Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Physical Fitness Centers of Philadelphia, Inc.; Providence Fitness Centers, Inc.; Rhode Island Holding Company; Scandinavian Health Spa, Inc.; Scandinavian US Swim & Fitness, Inc., Soho Ho LLC; Sportslife, Inc.; Sportslife Gwinnett, Inc.; Sportslife Roswell, Inc.; Sportslife Stone Mountain, Inc.; Sportslife Town Center II, Inc.; Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.

           The following tables present the condensed consolidating balance sheet at December 31, 2003 and December 31, 2002, and the condensed consolidating statements of operations and the condensed consolidating statement of cash flows for the years ended December 31, 2003, 2002 and 2001.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and equivalents	$-	$12,895	$1,515	$-	$14,410
Installment contracts
receivable, net	-	11,816	246,734	-	258,550
Other current assets	-	38,396	1,311	-	39,707

Total current assets	-	63,107	249,560	-	312,667

Installment contracts
receivable, net	-	-	230,809	-	230,809
Property and equipment, net	-	582,465	41,987	-	624,452
Goodwill	31,390	189,282	22,572	-	243,244
Trademarks	6,767	202	-	-	6,969
Intangible assets, net	-	1,901	-	-	1,901
Deferred income taxes	-	1,313	-	-	1,313
Investment in and advances
to subsidiaries	403,553	221,315	-	(624,868)	-
Other assets	11,813	5,227	14,885	-	31,925

	$453,523	$1,064,812	$559,813	$(624,868)	$1,453,280

LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,449	$59,601	$444	$-	$61,494
Deferred income taxes	-	1,262	1,041	-	2,303
Accrued liabilities	19,859	67,393	2,386	-	89,638
Current maturities
of long-term debt	17,189	3,293	3,999	-	24,481
Deferred revenues	-	415,505	3,392	-	418,897

Total current liabilities	38,497	547,054	11,262	-	596,813

Long-term debt, less current
maturities	573,335	16,477	115,818	-	705,630
Net affiliate payable	-	679,429	216,432	(895,861)	-
Other liabilities	-	10,135	504	-	10,639
Deferred revenues	-	296,091	2,416	-	298,507
Stockholders’ equity (deficit)	(158,309)	(484,374)	213,381	270,993	(158,309)

	$453,523	$1,064,812	$559,813	$(624,868)	$1,453,280

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and equivalents	$-	$9,198	$1,688	$-	$10,886
Installment contracts
receivable, net	-	12,416	263,878	-	276,294
Other current assets	-	86,310	1,691	-	88,001

Total current assets	-	107,924	267,257	-	375,181

Installment contracts
receivable, net	-	2,230	248,844	-	251,074
Property and equipment, net	-	613,142	44,397	-	657,539
Goodwill	31,390	189,118	23,702	-	244,210
Trademarks	6,767	202	-	-	6,969
Intangible assets, net	-	2,786	-	-	2,786
Deferred income taxes	-	68,704	-	-	68,704
Deferred membership
origination costs	-	117,832	1,652	-	119,484
Investment in and advances
to subsidiaries	981,971	219,730	-	(1,201,701)	-
Other assets	8,024	4,594	20,699	-	33,317

	$1,028,152	$1,326,262	$606,551	$(1,201,701)	$1,759,264

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,495	$56,509	$488	$-	$62,492
Income taxes payable	-	1,493	4	-	1,497
Deferred income taxes	-	15,642	1,051	-	16,693
Accrued liabilities	8,337	67,091	1,515	-	76,943
Current maturities
of long-term debt	21,675	4,285	2,944	-	28,904
Deferred revenues	-	297,875	3,714	-	301,589

Total current liabilities	35,507	442,895	9,716	-	488,118

Long-term debt, less current
maturities	506,209	19,148	172,493	-	697,850
Net affiliate payable	-	626,763	253,466	(880,229)	-
Other liabilities	-	10,185	504	-	10,689
Deferred revenues	-	75,243	928	-	76,171
Stockholders’ equity	486,436	152,028	169,444	(321,472)	486,436

	$1,028,152	$1,326,262	$606,551	$(1,201,701)	$1,759,264

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2003

			Guarantor	Non-Guarantor		Consolidated
	Parent		Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-		$717,142	$26,210	$-	$743,352
Products and services	-		184,286	7,967	-	192,253
Miscellaneous revenue	-		16,339	1,562	-	17,901

	-		917,767	35,739	-	953,506
Operating costs and expenses:
Fitness center operations	-		569,593	20,941	-	590,534
Products and services	-		156,321	6,399	-	162,720
Member processing and
collection centers	-		31,530	18,816	-	50,346
Advertising	-		55,103	1,771	-	56,874
General and administrative	4,344		32,313	1,461	-	38,118
Depreciation and amortization	-		74,614	2,917	-	77,531

	4,344		919,474	52,305	-	976,123

Operating loss	(4,344)		(1,707)	(16,566)	-	(22,617)

Equity in income (loss) from continuing
operations of subsidiaries	(8,662)		-	-	8,662	-
Finance charges earned	-		-	75,847	-	75,847
Interest expense	(49,236)		(998)	(10,377)	-	(60,611)
Other, net	-		(2,736)	(635)	-	(3,371)

	(57,898)		(3,734)	64,835	8,662	11,865

Income (loss) from continuing operations
before income taxes	(62,242)		(5,441)	48,269	8,662	(10,752)
Income tax provision	-		(51,490)	-	-	(51,490)

Income (loss) from continuing operations	(62,242)		(56,931)	48,269	8,662	(62,242)
Discontinued operations
Loss from discontinued operations	(981)	*	-	(981)	981	(981)
Loss on disposal	(1,699)	*	-	(1,699)	1,699	(1,699)

Loss from discontinued operations	(2,680)		-	(2,680)	2,680	(2,680)

Income (loss) before cumulative effect
of changes in accounting principles	(64,922)		(56,931)	45,589	11,342	(64,922)
Cumulative effect of changes in
accounting principles	(581,123)	*	(579,471)	(1,652)	581,123	(581,123)

Net income (loss)	$(646,045)		$(636,402)	$43,937	$592,465	$(646,045)

* Equity in amounts from subsidiaries related to discontinued operations and cumulative effect of changes in accounting principles.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2002 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$696,231	$26,340	$-	$722,571
Products and services	-	211,531	6,136	-	217,667
Miscellaneous revenue	-	18,161	1,461	-	19,622

	-	925,923	33,937	-	959,860
Special charges to membership
receivable reserve	-	(55,000)	-	-	(55,000)

	-	870,923	33,937	-	904,860
Operating costs and expenses:
Fitness center operations	-	536,956	20,793	-	557,749
Products and services	-	136,958	4,612	-	141,570
Member processing and
collection centers	-	27,378	17,962	-	45,340
Advertising	-	54,050	1,497	-	55,547
General and administrative	4,146	26,257	1,601	-	32,004
Special charges	7,330	9,897	-	-	17,227
Depreciation and amortization	-	71,912	2,434	-	74,346

	11,476	863,408	48,899	-	923,783

Operating income (loss)	(11,476)	7,515	(14,962)	-	(18,923)

Equity in net income of subsidiaries	39,816	-	-	(39,816)	-
Finance charges earned	-	610	67,161	-	67,771
Interest expense	(43,223)	(2,109)	(10,136)	-	(55,468)
Other, net	-	25	(591)	-	(566)

	(3,407)	(1,474)	56,434	(39,816)	11,737

Income (loss) from continuing
operations before income taxes	(14,883)	6,041	41,472	(39,816)	(7,186)
Income tax benefit (provision)	10,393	1,668	(7,898)	-	4,163

Income (loss) from continuing operations	(4,490)	7,709	33,574	(39,816)	(3,023)
Discontinued operations
Loss from discontinued operations
(net of tax benefit of $354)	-	-	(1,467)	-	(1,467)
Loss on disposal	-	-	-	-	-

Loss from discontinued operations	-	-	(1,467)	-	(1,467)

Net income (loss)	$(4,490)	$7,709	$32,107	$(39,816)	$(4,490)

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2001 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$655,624	$23,403	$-	$679,027
Products and services	-	140,193	4,733	-	144,926
Miscellaneous revenue	-	13,090	3,831	-	16,921

	-	808,907	31,967	-	840,874
Operating costs and expenses:
Fitness center operations	-	475,256	21,681	-	496,937
Products and services	-	87,765	3,611	-	91,376
Member processing and
collection centers	-	20,301	22,003	-	42,304
Advertising	-	52,447	1,548	-	53,995
General and administrative	4,111	23,130	50	-	27,291
Special charges	-	6,700	-	-	6,700
Depreciation and amortization	1,949	68,064	2,911	-	72,924

	6,060	733,663	51,804	-	791,527

Operating income (loss)	(6,060)	75,244	(19,837)	-	49,347

Equity in net income of subsidiaries	117,367	-	-	(117,367)	-
Finance charges earned	-	673	66,585	-	67,258
Interest expense	(41,230)	(2,036)	(15,582)	-	(58,848)
Other, net	-	425	326	-	751

	76,137	(938)	51,329	(117,367)	9,161

Income from continuing operations
before income taxes	70,077	74,306	31,492	(117,367)	58,508
Income tax benefit (provision)	-	14,905	(1,295)	-	13,610

Income from continuing operations	70,077	89,211	30,197	(117,367)	72,118
Discontinued operations
Loss from discontinued operations	-	-	(2,041)	-	(2,041)
Loss on disposal	-	-	-	-	-

Loss from discontinued operations	-	-	(2,041)	-	(2,041)

Net income	$70,077	$89,211	$28,156	$(117,367)	$70,077

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income (loss) before cumulative
effect of changes in
accounting principles	$(64,922)	$(56,931)	$45,589	$11,342	$(64,922)
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	2,088	74,958	4,077	-	81,123
Change in operating assets
and liabilities	7,839	(18,816)	40,555	-	29,578
Change in net affiliate balances	-	51,081	(37,034)	(14,047)	-
Write-off of debt issuance costs,
discontinued operations
and other	2,232	1,654	2,029	-	5,915
Stock-based compensation	568	-	-	-	568

Cash provided by (used in)
operating activities	(52,195)	51,946	55,216	(2,705)	52,262

INVESTING:
Purchases and construction
of property and equipment	-	(35,258)	(996)	-	(36,254)
Acquisitions of businesses and other	-	-	(269)	-	(269)
Investment in and advances
to subsidiaries	(2,705)	-	-	2,705	-

Cash used in investing activities	(2,705)	(35,258)	(1,265)	2,705	(36,523)

FINANCING:
Debt transactions —
Net borrowings under revolving
credit agreement	(28,500)	-	-	-	(28,500)
Net borrowing (repayments) of
other long-term debt	91,139	(12,991)	(52,181)	-	25,967
Debt issuance and refinancing
costs	(8,471)	-	(1,943)	-	(10,414)

Cash provided by (used in)
debt transactions	54,168	(12,991)	(54,124)	-	(12,947)

Equity transactions —
Proceeds from issuance of
common stock under stock
purchase and option plans	732	-	-	-	732

Cash provided by (used in)
financing transactions	54,900	(12,991)	(54,124)	-	(12,215)

Increase (decrease) in cash and equivalents	-	3,697	(173)	-	3,524
Cash and equivalents, beginning of year	-	9,198	1,688	-	10,886

Cash and equivalents, end of year	$-	$12,895	$1,515	$-	$14,410

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2002 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income (loss)	$(4,490)	$7,709	$32,107	$(39,816)	$(4,490)
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	2,217	72,231	3,788	-	78,236
Change in operating assets
and liabilities	6,143	(39,629)	12,402	-	(21,084)
Change in net affiliate balances	-	51,521	(57,649)	6,128	-
Stock-based compensation	926	-	-	-	926

Cash provided by (used in)
operating activities	4,796	91,832	(9,352)	(33,688)	53,588

INVESTING:
Purchases and construction
of property and equipment	-	(64,827)	(10,313)	-	(75,140)
Purchases of real estate	-	(11,510)	-	-	(11,510)
Acquisitions of businesses and other	-	(4,212)	(2,398)	-	(6,610)
Investment in and advances
to subsidiaries	(33,688)	-	-	33,688	-

Cash used in investing activities	(33,688)	(80,549)	(12,711)	33,688	(93,260)

FINANCING:
Debt transactions —
Net borrowings under revolving
credit agreement	31,500	-	-	-	31,500
Net borrowings (repayments) of
other long-term debt	(5,107)	(10,520)	25,555	-	9,928
Debt issuance and refinancing
costs	(934)	-	(571)	-	(1,505)

Cash provided by (used in)
debt transactions	25,459	(10,520)	24,984	-	39,923

Equity transactions —
Proceeds from exercise of warrants	2,513	-	-	-	2,513
Proceeds from issuance of
common stock under stock
purchase and option plans	1,780	-	-	-	1,780
Purchases of common stock
for treasury	(860)	-	-	-	(860)

Cash provided by (used in)
financing transactions	28,892	(10,520)	24,984	-	43,356

Increase (decrease) in cash and equivalents	-	763	2,921	-	3,684
Cash and equivalents, beginning of year	-	8,435	(1,233)	-	7,202

Cash and equivalents, end of year	$-	$9,198	$1,688	$-	$10,886

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2001 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income	$70,077	$89,211	$28,156	$(117,367)	$70,077
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	3,879	68,265	4,721	-	76,865
Change in operating assets
and liabilities	2,500	(57,017)	9,350	-	(45,167)
Change in net affiliate balances	-	36,074	8,055	(44,129)	-

Cash provided by
operating activities	76,456	136,533	50,282	(161,496)	101,775

INVESTING:
Purchases and construction
of property and equipment	-	(85,782)	(5,389)	-	(91,171)
Acquisitions of businesses and other	-	(24,994)	(5,698)	-	(30,692)
Investment in and advances
to subsidiaries	(161,496)	-	-	161,496	-

Cash used in investing activities	(161,496)	(110,776)	(11,087)	161,496	(121,863)

FINANCING:
Debt transactions —
Net repayments under revolving
credit agreement	(51,500)	-	-	-	(51,500)
Net borrowing (repayments) of
other long-term debt	70,401	(27,152)	(39,145)	-	4,104
Debt issuance and refinancing
costs	(2,153)	-	(2,416)	-	(4,569)

Cash provided by (used in)
debt transactions	16,748	(27,152)	(41,561)	-	(51,965)

Equity transactions —
Proceeds from sale of common
stock	53,827	-	-	-	53,827
Proceeds from exercise of warrants	11,609	-	-	-	11,609
Proceeds from issuance of
common stock under stock
purchase and option plans	2,856	-	-	-	2,856

Cash provided by (used in)
financing transactions	85,040	(27,152)	(41,561)	-	16,327

Increase (decrease) in cash and equivalents	-	(1,395)	(2,366)	-	(3,761)
Cash and equivalents, beginning of year	-	9,830	1,133	-	10,963

Cash and equivalents, end of year	$-	$8,435	$(1,233)	$-	$7,202

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           As of March 25, 2004, Ernst & Young LLP resigned as independent auditors for the Company effective no later than the filing with the Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2004.

           Ernst & Young LLP’s reports on the Company’s financial statements for the years ended December 31, 2003 and 2002 (as restated) did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

           In connection with its audits of the financial statements of the Company as of December 31, 2003 and 2002 and for the years then ended and through March 30, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the Company’s financial statements for such years.

           During 2003 the Company changed its accounting methods effective January 1, 2003 related to the recognition of revenue from membership contracts, membership origination costs, and asset retirement obligations. In applying the new method of membership revenue accounting, in consulation with its independent auditors, it was determined that the methods and processes related to accounting for the deferral of revenue related to prepayments of non-obligatory dues revenue resulted in errors. As a result, the Company has presented restated financial statements contained herein correcting the errors in prior periods, and has been informed by its independent auditors that the processes and methods giving rise to the errors are indicative of a material weakness in internal accounting control with respect to such processes and methods.

           The Company has made changes to its systems and processes related to the deferral of prepayments of non-obligatory dues revenue, and believes its current controls over such systems and processes are effective.

           During the years ended December 31, 2003 and 2002 and through March 30, 2004, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

           As of March 30, 2004, the Audit Committee has not engaged a new auditor for the Company but has began the process to seek proposals from various firms.

           The Company has received a letter from Ernst & Young LLP addressed to the Commission stating that it agrees with the above statement, except for the statements contained in the fifth and seventh paragraphs above, for which it has no basis to agree or disagree with. A copy of that letter is filed as Exhibit 16 to this report.

ITEM 9A.	CONTROLS AND PROCEDURES

           The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003, the end of the year covered by this Report. Based on that evaluation, including the consideration of the matters described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

           During 2003 the Company changed its accounting methods effective January 1, 2003 related to the recognition of revenue from membership contracts, membership origination costs, and asset retirement

Index

obligations. In applying the new method of membership revenue accounting, in consultation with its independent auditors, it was determined that the methods and processes related to accounting for the deferral of revenue related to prepayments of non-obligatory dues revenue resulted in errors. As a result, the Company has presented restated financial statements contained herein correcting the errors in prior periods, and has been informed by its independent auditors that the processes and methods giving rise to the errors are indicative of a material weakness in internal accounting control with respect to such processes and methods. The Company has made changes to its systems and processes related to the deferral of prepayments of non-obligatory dues revenue, and believes its current controls over such systems and processes are effective.

           As a result of the changes in accounting effective January 1, 2003, the Company has developed new procedures and controls regarding membership revenue recognition, membership origination costs and asset retirement obligations. Other than the changes enumerated here, there were no other significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no significant deficiencies or material weaknesses that required corrective actions.

PART III

           Part III (except for certain information relating to Executive Officers included in Part I, and information relating to controls and procedures set forth in Item 14 below) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2003 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

All other schedules specified under Regulation S-X for the Company are omitted because they are either not applicable or not required under the instructions or because the information required is already set forth in the consolidated financial statements or related notes thereto.

(a) 3.	Index to Exhibits

*3.1	Restated Certificate of Incorporation of the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*3.2	Amended and Restated By-Laws of the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

Index

*4.1	Registration Statement on Form 8-A/A dated January 3, 1996 (file no. 0-27478).

*4.2	Form of Rights Agreement dated as of January 5, 1996 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.3	Indenture dated as of October 7, 1997 between the Company and First Trust National Association, as Trustee, including the form of Old Note and form of New Note (filed as an exhibit to the Company’s registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).

*4.4	Warrant Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.5	Registration Rights Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.6	Indenture dated as of December 16, 1998 between the Company and U.S. Bank Trust National Association, as Trustee, including the form of Series C Notes and form of Series D Notes (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.7	Registration Rights Agreement dated as of December 16, 1998 among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.8	Amended Rights Agreement effective as of July 15, 1999 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s Form 8-K, file no. 0-27478, dated July 15, 1999).

*4.9	Indenture dated as of July 2, 2003, between the Company and U.S. Bank National Association, as trustee, including the form of the Note (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*4.10	First Supplemental Indenture dated as of July 22, 2003, between the Company and U.S. Bank National Association, as trustee (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.1	Guarantee and Collateral Agreement dated as of November 18, 1997 made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as an exhibit to the Company’s registration statement on Form S-4 filed December 11, 1997, registration no. 333-39195).

*10.2	Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.3	Series 1996-1 Supplement dated as of December 16, 1996 to the Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.4	Amended and Restated Back-up Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

Index

*10.5	Transitional Services Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.6	Management Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.7	The Company’s 1996 Non-Employee Directors’ Stock Option Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.8	The Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.9	First Amendment dated as of November 21, 1997 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.10	Second Amendment dated as of February 24, 1998 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.11	The Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.12	First Amendment dated as of November 19, 1996 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.13	Second Amendment dated as of February 24, 1998 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.14	The Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.15	First Amendment dated as of February 24, 1998 to the Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.16	First Amendment dated as of April 27, 1999 to the Series 1996-1 Supplement to Amended and Restated Pooling and Servicing Agreement among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended March 31, 1999).

*10.17	Series 2001-1 Supplement dated as of November 30, 2001 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JPMorgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2001).

*10.18	Certificate Purchase Agreement dated as of November 30, 2001 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, various financial institutions as Conduit Purchasers and Canadian Imperial Bank of Commerce, as Managing and Administrative Agent (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2001).

*10.19	Separation Agreement for Lee S. Hillman dated as of December 10, 2002 (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated December 11, 2002).

Index

*10.20	Letter Agreement, dated March 19, 2003, between Bally Total Fitness Holding Corporation, SLS Management, LLC., and Scott L. Swid (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 21, 2003).

*10.21	Letter Agreement, dated March 19, 2003, between Bally Total Fitness Holding Corporation and Martin E. Franklin (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 21, 2003).

*10.22	Employment Agreement effective as of January 1, 2003 between the Company and Paul A. Toback (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.23	Employment Agreement effective as of January 1, 2003 between the Company and John W. Dwyer (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.24	Employment Agreement effective as of January 1, 2003 between the Company and John H. Wildman (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.25	Employment Agreement effective as of January 1, 2003 between the Company and William G. Fanelli (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.26	Employment Agreement effective as of January 1, 2003 between the Company and Cary A. Gaan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.27	Employment Agreement effective as of January 1, 2003 between the Company and Harold Morgan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.28	Amendment No. 2 to Series 2001-1 Supplement dated as of July 2, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.29	Amended and Restated Credit Agreement dated as of July 2, 2003, among the Company, several banks and financial institutions which are parties thereto and JP Morgan Chase Bank, as agent (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.30	Amendment No. 3 to Series 2001-1 Supplement dated as of July 23, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.31	Consent and Amendment, dated as of August 11, 2003, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of July 2, 2003, among the Company, several banks and finanical institutions which are parties thereto and JP Morgan Chase Bank, as agent (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

10.32	First Amendment to the Amended and Restated Credit Agreement dated as of March 5, 2004, among the Company, several banks and financial institutions which are parties thereto and JP Morgan Chase Bank, as agent.

10.33	Amendment No. 4 to Series 2001-1 Supplement dated as of October 31, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee.

Index

10.34	Amendment No. 5 to Series 2001-1 Supplement dated as of November 28, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee.

10.35	Amendment No. 6 to Series 2001-1 Supplement dated as of December 31, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee.

10.36	Amendment No. 7 to Series 2001-1 Supplement dated as of March 9, 2004 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee.

16	Letter re change in certifying accountants.

18.1	Preferability letter from independent accountants regarding changes in accounting principles.

21	List of subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated herein by reference as indicated.

(b)	Reports on Form 8-K

1.	On October 29, 2003, we filed a Current Report on Form 8-K attaching a press release announcing our earnings for the quarter and nine months ended September 30, 2003.

2.	On December 22, 2003, we filed a Current Report on Form 8-K attaching a press release announcing the completion of the second and final phase of the liquidation of a portfolio of approximately $500 million of previously written-down receivables valued under the previous accounting method at approximately $37 million for $9 million.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: March 30, 2004	By:	/s/ Paul A. Toback

Paul A. Toback
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: March 30, 2004	By:	/s/ Paul A. Toback

Paul A. Toback
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: March 30, 2004	By:	/s/ John W. Dwyer

John W. Dwyer
Executive Vice President, Chief Financial Officer and
Director
(prinicipal financial officer)

Dated: March 30, 2004	By:	/s/ Theodore P. Noncek

Theodore P. Noncek
Vice President, Controller
(principal accounting officer)

Dated: March 30, 2004	By:	/s/ Martin E. Franklin

Martin E. Franklin
Director

Dated: March 30, 2004	By:	/s/ J. Kenneth Looloian

J. Kenneth Looloian
Director

Dated: March 30, 2004	By:	/s/ James F. McAnally, M.D.

James F. McAnally, M.D.
Director

Dated: March 30, 2004	By:	/s/ John W. Rogers, Jr.

John W. Rogers, Jr.
Director

Dated: March 30, 2004	By:	/s/ Stephen C. Swid

Stephen C. Swid
Director

Index

BALLY TOTAL FITNESS HOLDING CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Year ended December 31, 2003, 2002 and 2001

	Balance at			Balance at
	beginning	Additions	Deductions	at end
Description	of year	(a)	(b)	of year

	(In thousands)
2003
Allowance for doubtful
receivables and
cancellations	$167,440	$377,733	$352,102	$193,071

2002
Allowance for doubtful
receivables and
cancellations	$130,504	$384,308	$347,372	$167,440

2001
Allowance for doubtful
receivables and
cancellations	$132,277	$335,628	$337,401	$130,504

Notes:

(a)	Additions in 2003, consist of charges to deferred revenue on initial membership fees. For prior periods presented, additions consist of charges to revenue, including $55 million reported as a special charge in 2002. (see Note "Changes in accounting" contained in Notes to Consolidated Financial Statements).

(b)	Deductions include write-offs of uncollectible amounts, net of recoveries.

S-1