Form 10-K/A
period 2003-12-31
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF MISSOURI INC; BALLY TOTAL FITNESS INTERNATIONAL INC; BALLY TOTAL FITNESS CORP; BFIT REHAB OF WEST PALM BEACH INC; CRUNCH WORLD LLC; CRUNCH LA LLC; CONNECTICUT VALLEY FITNESS CENTERS INC
filed 2004-04-29
CIK 1062982, 1265319, 1265242, 1265243, 1265244, 1265245, 1265246, 1265249, 1265250, 1265251

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

COMMISSION FILE NUMBER   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (773) 380-3000

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $286.3 million, based on the closing price of the registrant’s common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors as of June 30, 2003. As of March 31, 2004, 34,072,114 shares of the registrant’s common stock were outstanding.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

INTRODUCTORY NOTE

           The Annual Report on Form 10-K for Bally Total Fitness Holding Corporation (“Bally” or the “Company”), for the year ending December 31, 2003, filed on March 30, 2004 is hereby being amended to include Items 10, 11, 12, 13 and 14, which were not part of the original or amended filings. No other changes have been made to the Annual Report on Form 10-K other than those reported in Amendment No.1 filed on April 2, 2004.

PART III

ITEM 10.	DIRECTORS OF THE REGISTRANT

			Director	Term
Name	Age	Position with the Company	Since	Expires

Paul A. Toback	40	Chairman, President, and Chief	2003	2006
		Executive Officer

J. Kenneth Looloian	81	Director	1995	2005

James F. McAnally, M.D.	54	Director	1995	2004

John W. Rogers, Jr.	46	Director	2003	2004

Stephen C. Swid	63	Director	2003	2005

           Paul A. Toback was named Chairman of the Board of Directors in May 2003 and has served as a Director since March 2003 and President and Chief Executive Officer since December 2002. He was Executive Vice President from February 2002 to December 2002, Chief Operating Officer from June 2001 to December 2002, Senior Vice President, Corporate Development from March 1998 to June 2001 and a Vice President, from November 1997 to March 1998. From 1995 to 1997, Mr. Toback was Chief Operating Officer of Globetrotters Engineering Corp., and from 1993 to 1994, he served as Executive Assistant to the Chief of Staff at the White House. Prior to 1993, Mr. Toback was Director of Administration for the City of Chicago. Mr. Toback is an attorney licensed to practice in Illinois.

           J. Kenneth Looloian has served as a Director since 1995. Mr. Looloian is a consultant to Di Giorgio Corporation and served as the Sr. Vice President, Chief Financial Officer of New Jersey Bell Telephone Company and Bellcore (now Telecordia Technologies) before his retirement.

           James F. McAnally, M.D. has served as a Director since 1995. Dr. McAnally is a private practitioner who specializes in hypertension and kidney disease. Dr. McAnally is also the Medical Director of Nephrology Services at Trinitas Hospital in Elizabeth, New Jersey and the Chief of Nephrology at Seton Hall University, School of Graduate Medical Education.

           John W. Rogers, Jr. has served as a Director since April 2003. Mr. Rogers is the Chairman and Chief Executive Officer of Ariel Capital Management, Inc. and also serves as a Director on the boards of Aon Corporation, Bank One Corporation, Exelon Corporation, McDonald’s Corporation and Ariel Mutual Funds.

           Stephen C. Swid has served as a Director since March 2003. Mr. Swid is Chairman and Chief Executive Officer of SESAC, Inc., one of three performing rights organizations in the United States. Mr. Swid is also a General Partner of The Wall Street Trust, a hedge fund.

           The Company has a separately designated audit committee of the board of directors established in accordance with the Exchange Act. Currently, J. Kenneth Looloian, and James F. McAnally serve as members of the Audit Committee. The third member of the Audit Committee recently resigned. The Company expects to name another director to the Audit Committee in the near future. Our board of directors has determined that J. Kenneth Looloian is an “audit committee financial expert” as defined by the SEC and is independent, as that term is defined in the Exchange Act.

           Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to the members of our board of directors and our officers, including our Chief Executive Officer and Chief Financial Officer. In connection with the adoption of the Code of Ethics, the Audit Committee, on behalf of the board of directors, granted waivers to the conflict of interest section of the Code of Ethics with respect to arrangements the Company had with two companies whose principals are members of the board. One waiver was granted in favor of Mr. Stephen Swid whose company, SESAC, Inc., has been providing music licensing services to the Company for at least ten years and the other was granted to Mr. John W. Rogers, who is Chairman and Chief Executive Officer of Ariel Capital Management, Inc., which has been providing services since 1998 under a retirement plan sponsored by the Company. In both circumstances, the Audit Committee considered that the amounts involved were immaterial both to the Company and the recipient and consistent with amounts paid prior to the time either person joined the Company’s board of directors. The waivers are consistent with earlier determinations that both directors were “independent” directors as defined in the New York Stock Exchange Rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Bally is required to identify any director, executive officer or beneficial owner of more than ten percent of the common stock, or any other person subject to Section 16 of the Exchange Act, that failed to file on a timely basis, as disclosed in their forms, reports required by Section 16(a) of the Exchange Act. Based on a review of forms submitted to us, during 2003 Mr. Martin Franklin, formerly a director, was late in filing four forms related to five transactions, Mr. Swid was late in filing one form related to one transaction, and Theodore P. Noncek, Vice President and Controller was late in filing one form related to one transaction. All other such filing requirements were complied with by our directors and executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

           The following table sets forth, for each of the years indicated, the compensation paid by us to our Chief Executive Officer and the four other most highly compensated executive officers of Bally as of December 31, 2003 (collectively, the “Named Executive Officers”). During these years, the Named Executive Officers were compensated in accordance with our plans and policies.

Summary Compensation Table

					Long-Term
					Compensation Awards
		Annual Compensation
					Restricted
				Other Annual	Stock	Securities	All Other
		Salary	Bonus	Compensation	Awards	Underlying	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	Options (#)	($)(4)

Paul A. Toback	2003	475,000	300,000		1,206,000	200,000
Chairman, President, and	2002	298,308	300,000				14,915
Chief Executive Officer	2001	260,000	200,000		706,650	35,000	13,014

William G. Fanelli	2003	325,000	138,125		361,800	120,000	25,077
Senior Vice President,	2002	250,000	160,000				21,500
Acting Chief Financial Officer	2001	250,000	160,000		403,800	20,000	21,750

Cary A. Gaan	2003	375,000	160,000		361,800	120,000	1,000
Senior Vice President,	2002	325,000	160,000				1,000
Secretary and General Counsel	2001	325,000	130,000		302,850	10,000	1,000

John H. Wildman	2003	325,000	138,125		361,800	120,000
Senior Vice President,	2002	250,000	165,000
Chief Operating Officer	2001	250,000	165,000		403,800	20,000

John W. Dwyer (5)	2003	475,000			603,000	160,000
Former Executive Vice	2002	372,885	300,000				29,665
President, Chief Financial	2001	325,000	275,000		706,650	30,000	33,500
Officer and Director

(1)	The 2003 bonus represents the bonus earned in 2003 and paid in April 2004. The 2002 bonus represents the bonus earned in 2002 and paid in March 2003. The 2001 bonus represents the bonus earned in 2001 and paid in March 2002.

(2)	Certain incidental personal benefits to executive officers of Bally may result from expenses incurred by Bally in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to the Named Executive Officers during 2003 are not described herein because the incremental cost to Bally of such benefits is below the required disclosure threshold.

(3)	In 2003, the number of shares of restricted stock awarded to Messrs. Toback, Dwyer, Fanelli, Gaan and Wildman was 200,000, 100,000, 60,000, 60,000 and 60,000, respectively. The value of such shares was determined by the closing price of the common stock at the date of grant, net of consideration paid by each recipient. These shares were issued in the recipient’s name and are held by Bally until the restrictions lapse. The restrictions on these shares lapse four years after the date of issuance, upon a change in control of Bally, the recipient’s death or termination of employment other than for cause. The restriction with respect to 100,000 of the shares issued to Mr. Toback in 2003 lapse solely upon a change in control of Bally. In 2001, the number of shares of restricted stock awarded to Messrs. Toback, Dwyer, Fanelli, Gaan and Wildman was 35,000, 35,000, 20,000, 15,000 and 20,000, respectively. The value of such shares was determined by the closing price of the common stock at the date of grant, net of consideration paid by each recipient. These shares were issued in the recipient’s name and are held by Bally until the restrictions lapse. The restrictions on these shares lapse upon a change in control of Bally, the recipient’s death, termination of employment due to disability or the first date prior to December 31, 2005 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. If the restrictions do not lapse prior to December 31, 2005, the shares will be forfeited to Bally.

(4)	Represents amounts matched by Bally in connection with participation in Bally’s savings plans.

(5)	Effective April 28, 2004, Mr. Dwyer resigned as Executive Vice President, Chief Financial Officer and Director of the Company and its affiliates.

Employment Agreements

           Bally has entered into employment agreements with Mr. Toback, Mr. Fanelli, Mr. Gaan, and Mr. Wildman effective as of January 1, 2003 for terms of three years through December 31, 2005. Commencing January 1, 2005, such employment period shall be extended each day by one day to create a new one-year term. At any time at or after January 1, 2005, either the Company or the executive may deliver notice to the other party that the employment period shall expire on the last day of the one-year period commencing on the date of delivery of such notice. The agreements provide for an annual base salary ($475,000 for Mr. Toback, $375,000 for Mr. Gaan, and $325,000 for Mr. Fanelli and Mr. Wildman), subject to increases at the discretion of Bally (effective January 1, 2004, Mr. Toback’s annual base salary was increased to $575,000), and a bonus payable at the discretion of Bally. In the event of a change in control of Bally and the successor in control, without cause, terminates the agreement, or employment is constructively terminated, the executive will be paid a lump sum equal to a percentage of his annual target bonus for the year based on the number of days passed until the date of termination, plus two times the executive’s annual salary and target bonus. If it is determined that any payment, distribution or benefit received by the executive from the Company pursuant to his agreement or any stock award or option plan would result in the imposition of excise tax, the Company will pay the executive an additional amount related to the excise tax. Under these employment agreements, if a change in control of Bally had occurred on March 31, 2004 and the executive was subsequently asked to leave the employ of Bally, Mr. Toback would be entitled to a payment of $2,055,625, Mr. Gaan a payment of $1,171,875 and Mr. Fanelli and Mr. Wildman a payment of $1,015,625, plus a percentage of their target bonus based on the number of days worked up to their date of termination, excluding excise tax related payments, if any, referred to above. In addition, Mr. Gaan’s agreement allows him to voluntarily end his employment after December 31, 2003 and be paid a lump sum equal to his annual salary and target bonus plus a percentage of his annual target bonus for the year based on the number of days passed until the date of termination. Effective April 28, 2004, Mr. Dwyer resigned as Executive Vice President, Chief Financial Officer and Director. In connection with Mr. Dwyer’s resignation, Mr. Dwyer and the Company entered into an agreement, which provides that Mr. Dwyer will provide consulting services to the Company through December 31, 2005. During that period, Mr. Dwyer will be paid at an annual rate of $475,000 per year and receive additional payments totaling $200,000. The time period for Mr. Dwyer to exercise his vested options has also been extended to ninety (90) days after the term of the agreement and the vesting of 100,000 shares of restricted stock granted to Mr. Dwyer was accelerated. All unvested options held by Mr. Dwyer were forfeited. Mr. Dwyer will also participate in certain benefit plans through December 31, 2005.

Management Retirement Savings Plan

           The board of directors has adopted the Bally Total Fitness Holding Corporation Management Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan is a deferred compensation plan designed to permit a select group of management or highly compensated employees to enhance the security of themselves and their beneficiaries following retirement or other termination of their employment. The Retirement Plan is intended to be an unfunded “employee pension benefit plan” under the Employee Retirement Income Security Act of 1974, as amended, and is maintained by Bally. The Retirement Plan is not intended to be qualified under the Internal Revenue Code of 1986, as amended (the “Code”). The board of directors, in its sole discretion, designates those members of management or highly compensated employees who are eligible to participate in the Retirement Plan.

           The amount of compensation that may be deferred is presently limited pursuant to a schedule based upon the age of the participant at the beginning of or during the compensation year. For participants who are less than 50 years of age, a maximum of 25% of compensation may be deferred; for those who are 50 to 54 years of age, a maximum of 50% of compensation may be deferred; for those who are 55 to 59 years of age, a maximum of 75% of compensation may be deferred; and for those participants who are 60 years of age or older, a maximum of 100% of compensation may be deferred. During 2003, Bally provided a matching contribution of 50% of the first 10% of eligible compensation the participant deferred and 0% thereafter. Matching contributions are credited to a participant’s matching account and become vested as follows: after one but less than two Years of Deferral (as defined) they become 33 1/3% vested, after two but less than three Years of Deferral they become 66 2/3% vested, and after more than three Years of Deferral they become fully vested. For this purpose, a Year of Deferral is credited with respect to a matching contribution for each completed calendar year commencing after the calendar year for which the matching contribution was made. A participant who separates from service will receive his benefits under the Retirement Plan in a lump sum. As soon as possible (but not later than five business days) after a change in control of Bally (as defined), all of the participants’ accounts will become 100% vested.

           For 2003, Bally will contribute $506,123 to the accounts of all participants in the Retirement Plan, of which $41,929 will be allocated to the accounts of all executive officers of Bally as a group. Named Executive Officers receiving allocations are as follows: Mr. Fanelli, $24,077.

2000 Bonus Plan

           In 2000, the Compensation Committee of the board of directors adopted the Bally Total Fitness Holding Corporation 2000 Bonus Plan (the “Bonus Plan”). The purpose of the Bonus Plan was to provide an additional performance incentive for certain senior executive and other key employees of Bally for 2000, 2001 and 2002 (the “Plan Years”). The Compensation Committee, based upon the recommendation of Bally’s management, determined those employees who participated in the Bonus Plan.

           Bonuses for each participant were part of a pool consisting of a maximum of 14% of the increases in Bally’s earnings before interest, taxes, depreciation and amortization, for a plan year from the immediately preceding plan year. Each participant had a determined participation percentage of the amount allocated to the pool, which was based upon the participant’s responsibilities and contributions for the plan year. The participation percentages were designated by the Compensation Committee and awarded in a manner such that the sum of the participation percentages did not exceed 100% of the pool. Each participant’s share of the bonus amount for a plan year equaled the individual’s participation percentage for the plan year multiplied by the amount allocated to the pool for such plan year. The bonus amounts were payable by March 15th of the calendar year following the plan year. To the extent that Bally’s federal income tax deduction for remuneration to a participant was limited by Section 162(m) of the Code, payments under the Bonus Plan were deferred until Section 162(m) no longer limits the deduction.

           The determination of the participants and their participation percentages by the Compensation Committee remained in effect until participation ceases. A person ceased to be a participant immediately upon termination of employment with Bally for any reason whatsoever. A person who ceased to be a participant forfeited entitlement to future payments under the plan, other than amounts deferred because of the Section 162(m) limitation.

Stock Option and SAR Grants

           The following table sets forth certain information regarding options to purchase common stock granted to the Named Executive Officers during 2003. There have been no stock appreciation rights granted by Bally to date.

Option/SAR Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value
	Number of				at Assumed Annual Rates
	Shares	% of Total			of Stock Price Appreciation
	Underlying	Options	Exercise		for Option Term (2)
	Options	Granted to	Price
	Granted (#)	Employees in	Per	Expiration	5%	10%
Name	(1)	Fiscal Year	Share	Date	($)	($)

Paul A. Toback	100,000	6.0	$6.04	5/15/13	$379,852	$962,620
	100,000	6.0	$7.00	10/30/13	$440,226	$1,115,620
John W. Dwyer	100,000	6.0	$6.04	5/15/13	$379,852	$962,620
	60,000	3.6	$7.00	10/30/13	$264,136	$669,372
William G. Fanelli	60,000	3.6	$6.04	5/15/13	$227,911	$577,572
	60,000	3.6	$7.00	10/30/13	$264,136	$669,372
Cary A. Gaan	60,000	3.6	$6.04	5/15/13	$227,911	$577,572
	60,000	3.6	$7.00	10/30/13	$264,136	$669,372
John H. Wildman	60,000	3.6	$6.04	5/15/13	$227,911	$577,572
	60,000	3.6	$7.00	10/30/13	$264,136	$669,372

(1)	Generally one-third of the options granted may be exercised on the first anniversary of the date of grant, two-thirds after two years from the date of grant and 100% after three years from the date of grant. Each grant was made on the date which is 10 years prior to the date of expiration set forth in the table.

(2)	The potential realizable values represent future opportunity and have not been reduced to present value in 2003 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Securities and Exchange Commission for illustration purposes. These rates are not intended to be a forecast of the common stock price and are not necessarily indicative of the values that may be realized by the Named Executive Officers. The potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of 5% and 10% over the full ten-year term of the options. For example, in order for an individual named above who received options with an exercise price of $6.04 per share to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of the common stock would have to be approximately $9.84 and $15.67, respectively.

Stock Option and SAR Exercises

           The following table sets forth certain information concerning exercises of stock options during 2003 by each of the Named Executive Officers and their stock options outstanding as of December 31, 2003. There have been no stock appreciation rights granted by Bally to date.

Aggregated Option Exercises in Last Fiscal Year and
Option Values at End of Last Fiscal Year

			Number of Securities		Value of
			Underlying Unexercised		Unexercised In-the-Money
			Options at		Options at
			December 31, 2003		December 31, 2003 (1)
	Shares	Value
	Acquired on	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	Exercise (#)	($)	(#)	(#)	($)	($)

Paul A. Toback			110,000	210,000		96,000
John W. Dwyer			195,000	170,000	100,625	96,000
William G. Fanelli			128,333	126,667	43,125	57,600
Cary A. Gaan			56,667	123,333		57,600
John H. Wildman			118,333	126,667	100,625	57,600

(1)	Based on the closing price of common stock on the New York Stock Exchange on December 31, 2003, which was $7.00 per share.

Compensation of Directors

           Members of the board of directors who are also employees of Bally do not receive any additional compensation for service on the board of directors or any committees of the board of directors. Members of the board of directors who are not employees of Bally presently receive an annual retainer of $30,000 plus a $2,000 stipend for each board of directors meeting attended and $1,000 for each committee meeting attended (providing such committee meeting was not scheduled in conjunction with a board meeting). Non-employee directors presently receive additional stipends for service on committees of the board of directors of $1,000 per year for committee members and $2,000 per year for committee chairman. Also, pursuant to Bally’s 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee director of Bally is granted an option to purchase 5,000 shares of common stock upon the commencement of service on the board of directors, with another option to purchase 5,000 shares of common stock granted on the second anniversary thereof. Additional grants of options may be made from time to time pursuant to the Directors’ Plan. Options under the Directors’ Plan are generally granted with an exercise price equal to the fair market value of the common stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term. Under the Directors’ Plan, each of the then non-employee directors of Bally was granted options to purchase 5,000 shares of common stock in September 2001, December 2000, January 1998 and January 1996.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           In general, “beneficial ownership” includes those shares a stockholder has the power to vote or transfer and stock options or warrants that are exercisable currently or within 60 days. Unless otherwise indicated, all information with respect to ownership of common stock is as of March 31, 2004. On March 31, 2004, Bally had outstanding 34,072,114 shares of common stock. The Common Shares Owned column includes, in certain circumstances, shares of common stock held in the name of the director’s or executive officer’s spouse, minor children, or relatives sharing the director’s or executive officer’s home, the reporting of which is required by applicable rules of the Securities and Exchange Commission, but as to which shares of common stock the director or executive officer may have disclaimed beneficial ownership. As used in the following tables, an asterisk in the Percentage of Outstanding Stock column means less than 1%.

Named Executive Officers and Certain Other Beneficial Owners

	Common	Options	Total	Percentage of
	Shares	Exercisable	Beneficial	Outstanding
Beneficial Owner	Owned	Within 60 Days	Ownership	Stock

Paul A. Toback (1)	301,803	143,333	445,136	1.3%
Chairman, President and Chief Executive Officer

William G. Fanelli (1)	155,967	148,333	304,300	*
Senior Vice President, Acting Chief Financial Officer

Cary A. Gaan (1)	93,103	76,667	169,770	*
Senior Vice President, Secretary and General Counsel

John H. Wildman (1)	155,000	138,333	293,333	*
Senior Vice President, Chief Operating Officer

J. Kenneth Looloian, Director	5,000	18,333	23,333	*

James F. McAnally, M.D., Director	7,500	18,333	25,833	*

John W. Rogers, Jr., Director	10,000	1,667	11,667	*

Stephen C. Swid, Director		1,667	1,667	*

John W. Dwyer (1)	260,872	228,333	489,205	1.4%
Former Executive Vice President, Chief Financial
Officer and Director

All Directors and executive officers as a	943,544	746,667	1,690,211	4.9%
group (11 persons) (1)(2)

Wellington Management Company, LLP (3)(4)	3,471,700		3,471,700	10.2%
75 State Street, Boston, MA 02109

Columbia Wanger Asset Management, L.P.(“WAM”)(3)(5)	2,939,400		2,939,400	8.6%
WAM Acquisition GP, Inc., the general
partner of WAM (3)(5)
Columbia Acorn Trust (3)(5)
227 West Monroe Street, Suite 3000, Chicago, IL 60606

Janus Capital Management LLC (3)(6)	2,478,090		2,478,090	7.3%
Janus Special Equity Fund (3)(6)
100 Fillmore Street, Denver, CO 80206

Dimensional Fund Advisors Inc. (3)(7)	2,208,729		2,208,729	6.5%
1299 Ocean Ave, 11th Flr, Santa Monica, CA 90401

(1)	Includes 290,000, 185,000, 125,000, 82,500, 95,000 and 157,500 shares of restricted stock for Messrs. Toback, Dwyer, Fanelli, Gaan, Wildman and three other executive officers of the Company, respectively.

(2)	Does not include shares and options owned by John W. Dwyer, our former Executive Vice President and Chief Financial Officer.

(3)	Represents a beneficial owner of more than 5% of the common stock based on the owner’s reported ownership of shares of common stock in filings made with the Securities and Exchange Commission pursuant to Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended and the attendant regulations. Information with respect to each beneficial owner is generally as of the date of the most recent filing by the beneficial owner with the Securities and Exchange Commission and is based solely on information contained in such filings.

(4)	Wellington Management Company, LLP (“WMC”) in its capacity as investment advisor, may be deemed to beneficially own 3,471,700 shares of common stock which are held of record by clients of WMC. WMC has the shared power to vote or to direct the vote of 3,268,800 shares of common stock and the shared power to dispose or to direct the disposition of 3,471,700 shares of common stock.

(5)	Columbia Acorn Trust is an Investment Company under Section 8 of the Investment Company Act of 1940. WAM is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940; WAM Acquisition GP, Inc., is the General Partner of the Investment Adviser. Columbia Acorn Trust beneficially owns 2,398,900 shares.

(6)	Janus Capital is a registered investment adviser which furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and individual and institutional clients. These investment companies and other clients hold the shares of common stock that are reported in this chart. Janus Capital may be deemed to be the beneficial owner of common stock held by these investment companies and clients but disclaims any ownership of the common stock. Janus Special Equity Fund is an investment company registered under the Investment Company Act of 1940 and is one of the investment companies to which Janus Capital renders advice. Janus Special Equity Fund beneficially owns 2,413,260 shares.

(7)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advise to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possess voting and/or investment power and may be deemed to be the beneficial owner of the shares. Dimensional disclaims beneficial ownership of such securities.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved
by security holders (1)	5,123,090	$15.75	634,793

Equity compensation plans not
approved by security holders	-	-	-

Total	5,123,090	$15.75	634,793

(1)	The number of securities remaining for future issuance consists of 609,793 shares issuable under the Company’s 1996 Long-Term Incentive Plan and 25,000 shares under the Company’s 1996 Non-Employee Directors’ Stock Option Plan. In November 1997, June 1999, December 2000 and June 2002, the 1996 Long-Term Incentive Plan was amended to increase the aggregate amount of shares outstanding that may be granted to an aggregate of 8,600,000. The first two amendments, which increased the number of shares subject to the plan by a total of 2,500,000, were approved by the Company’s shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

           During 2003, Bally paid approximately $2.4 million for goods and services from a company which employed a relative of Mr. Wildman. Bally believes that the terms of these arrangements were at least as favorable to Bally as those which could be obtained from unrelated parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

           All fees have been approved by the Audit Committee consistent with is policies and procedures regarding audit and non-audit services.

           Audit Fees. Audit fees of Ernst & Young LLP during the 2003 and 2002 fiscal years were associated with the annual audit of our consolidated financial statements, reviews of our quarterly reports filed with the Securities and Exchange Commission and fees related to other regulatory filings. Audit fees for 2003 were $1,844,000. Audit fees for 2002 were $793,000.

           Audit-Related Fees. Audit-related fees for services of Ernst & Young LLP during the 2003 and 2002 fiscal years included audits of our employee benefit plan financial statements and separate audits of subsidiaries and affiliated entities not required by statute or regulation. Audit-related fees for 2003 were $24,000. Audit-related fees for 2002 were $122,000.

           Fees for tax services. Fees for tax services provided by Ernst & Young LLP during the 2002 fiscal year for tax planning were $64,000. No tax service fees were paid for the 2003 fiscal year.

           All Other Fees. Other fees paid to Ernst & Young LLP for 2003 included $2,500 for a subscription to EY On-line, an accounting research tool. No other fees were paid in 2002.

Pre-Approval Policy and Procedures

           The Audit Committe has adopted policies and procedures, which have been in effect for several years, relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent auditors. This policy generally provides that the Company will not engage its independent auditors to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or, in certain cases, its Chairman.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 3.	Index to Exhibits

*3.1	Restated Certificate of Incorporation of the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*3.2	Amended and Restated By-Laws of the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.1	Registration Statement on Form 8-A/A dated January 3, 1996 (file no. 0-27478).

*4.2	Form of Rights Agreement dated as of January 5, 1996 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.3	Indenture dated as of October 7, 1997 between the Company and First Trust National Association, as Trustee, including the form of Old Note and form of New Note (filed as an exhibit to the Company’s registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).

*4.4	Warrant Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.5	Registration Rights Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*4.6	Indenture dated as of December 16, 1998 between the Company and U.S. Bank Trust National Association, as Trustee, including the form of Series C Notes and form of Series D Notes (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.7	Registration Rights Agreement dated as of December 16, 1998 among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

*4.8	Amended Rights Agreement effective as of July 15, 1999 between the Company and LaSalle National Bank (filed as an exhibit to the Company’s Form 8-K, file no. 0-27478, dated July 15, 1999).

*4.9	Indenture dated as of July 2, 2003, between the Company and U.S. Bank National Association, as trustee, including the form of the Note (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*4.10	First Supplemental Indenture dated as of July 22, 2003, between the Company and U.S. Bank National Association, as trustee (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.1	Guarantee and Collateral Agreement dated as of November 18, 1997 made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (filed as an exhibit to the Company’s registration statement on Form S-4 filed December 11, 1997, registration no. 333-39195).

*10.2	Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.3	Series 1996-1 Supplement dated as of December 16, 1996 to the Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.4	Amended and Restated Back-up Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.5	Transitional Services Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.6	Management Agreement dated as of January 9, 1996 between Bally Entertainment Corporation and the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.7	The Company’s 1996 Non-Employee Directors’ Stock Option Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.8	The Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

*10.9	First Amendment dated as of November 21, 1997 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.10	Second Amendment dated as of February 24, 1998 to the Company’s 1996 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.11	The Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).

*10.12	First Amendment dated as of November 19, 1996 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).

*10.13	Second Amendment dated as of February 24, 1998 to the Company’s Management Retirement Savings Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.14	The Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.15	First Amendment dated as of February 24, 1998 to the Company’s 1997 Bonus Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).

*10.16	First Amendment dated as of April 27, 1999 to the Series 1996-1 Supplement to Amended and Restated Pooling and Servicing Agreement among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, and Texas Commerce Bank National Association, as Trustee (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, file no. 0-27478, for the quarter ended March 31, 1999).

*10.17	Series 2001-1 Supplement dated as of November 30, 2001 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JPMorgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2001).

*10.18	Certificate Purchase Agreement dated as of November 30, 2001 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer, various financial institutions as Conduit Purchasers and Canadian Imperial Bank of Commerce, as Managing and Administrative Agent (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2001).

*10.19	Separation Agreement for Lee S. Hillman dated as of December 10, 2002 (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated December 11, 2002).

*10.20	Letter Agreement, dated March 19, 2003, between Bally Total Fitness Holding Corporation, SLS Management, LLC., and Scott L. Swid (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 21, 2003).

*10.21	Letter Agreement, dated March 19, 2003, between Bally Total Fitness Holding Corporation and Martin E. Franklin (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 21, 2003).

*10.22	Employment Agreement effective as of January 1, 2003 between the Company and Paul A. Toback (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.23	Employment Agreement effective as of January 1, 2003 between the Company and John W. Dwyer (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.24	Employment Agreement effective as of January 1, 2003 between the Company and John H. Wildman (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.25	Employment Agreement effective as of January 1, 2003 between the Company and William G. Fanelli (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.26	Employment Agreement effective as of January 1, 2003 between the Company and Cary A. Gaan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.27	Employment Agreement effective as of January 1, 2003 between the Company and Harold Morgan (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).

*10.28	Amendment No. 2 to Series 2001-1 Supplement dated as of July 2, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.29	Amended and Restated Credit Agreement dated as of July 2, 2003, among the Company, several banks and financial institutions which are parties thereto and JP Morgan Chase Bank, as agent (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.30	Amendment No. 3 to Series 2001-1 Supplement dated as of July 23, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.31	Consent and Amendment, dated as of August 11, 2003, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of July 2, 2003, among the Company, several banks and finanical institutions which are parties thereto and JP Morgan Chase Bank, as agent (filed as an exhibit to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

*10.32	First Amendment to the Amended and Restated Credit Agreement dated as of March 5, 2004, among the Company, several banks and financial institutions which are parties thereto and JP Morgan Chase Bank, as agent (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).

*10.33	Amendment No. 4 to Series 2001-1 Supplement dated as of October 31, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).

*10.34	Amendment No. 5 to Series 2001-1 Supplement dated as of November 28, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).

*10.35	Amendment No. 6 to Series 2001-1 Supplement dated as of December 31, 2003 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).

*10.36	Amendment No. 7 to Series 2001-1 Supplement dated as of March 9, 2004 to the Amended and Restated Pooling and Servicing Agreement dated as of December 16, 1996 among H & T Receivable Funding Corporation, as Transferor, Bally Total Fitness Corporation, as Servicer and JP Morgan Chase Bank, as Trustee (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).

*10.37	General Release and Settlement Agreement, made and entered into as of April 28, 2004, by and between John W. Dwyer and the Company (filed as an exhibit to the Company’s Current Report on Form 8-K, file no. 0-27478, dated April 29, 2004).

14	Code of Business Conduct, Practices and Ethics, filed herewith.

*16	Letter re change in certifying accountants (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).

*18.1	Preferability letter from independent accountants regarding changes in accounting principles (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).

*21	List of subsidiaries of the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated herein by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: April 29, 2004	By:	/s/ Paul A. Toback

Paul A. Toback
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: April 29, 2004	By:	/s/ Paul A. Toback

Paul A. Toback
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: April 29, 2004	By:	/s/ William G. Fanelli

William G. Fanelli
Senior Vice President, Acting Chief Financial Officer
(prinicipal financial officer)

Dated: April 29, 2004	By:	/s/ Theodore P. Noncek

Theodore P. Noncek
Vice President, Controller
(principal accounting officer)

Dated: April 29, 2004	By:	/s/ J. Kenneth Looloian

J. Kenneth Looloian
Director

Dated: April 29, 2004	By:	/s/ James F. McAnally, M.D.

James F. McAnally, M.D.
Director

Dated: April 29, 2004	By:	/s/ John W. Rogers, Jr.

John W. Rogers, Jr.
Director

Dated: April 29, 2004	By:	/s/ Stephen C. Swid

Stephen C. Swid
Director