Form 10-Q
period 2004-03-31
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS HOLDING CORP; 59TH STREET GYM LLC; ACE LLC; BALLY FRANCHISE RSC INC; BALLY FITNESS FRANCHISING INC; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF MISSOURI INC
filed 2004-05-10
CIK 1062982, 1265319, 770944, 1265235, 1265236, 1265238, 1265239, 1265241, 1265242, 1265243

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number:   0-27478

BALLY TOTAL FITNESS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (773) 380-3000

SEE TABLE OF ADDITIONAL REGISTRANTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   X      No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes:   X      No:

As of April 30, 2004, there were 34,072,114 shares of the registrant’s common stock outstanding.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

INDEX

Page
Number
PART I.   FINANCIAL INFORMATION

Item 1.	Financial statements:

Condensed consolidated balance sheet (unaudited)
March 31, 2004 and December 31, 2003	1

Consolidated statement of operations (unaudited)
Three months ended March 31, 2004 and 2003	2

Consolidated statement of stockholders’ deficit (unaudited)
Three months ended March 31, 2004	3

Consolidated statement of cash flows (unaudited)
Three months ended March 31, 2004 and 2003	4

Notes to condensed consolidated financial statements
(unaudited)	6

Item 2.	Management’s discussion and analysis of financial
condition and results of operations	17

Item 3.	Quantitative and qualitative disclosures about market risk	22

Item 4.	Evaluation of disclosure controls and procedures	22

PART II.   OTHER INFORMATION

Item 2.	Changes in securities, use of proceeds and issuer purchases of equity securities	23

Item 5.	Other information	23

Item 6.	Exhibits and reports on Form 8-K	24

SIGNATURE PAGE	25

Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheet
(In thousands)
(Unaudited)

	March 31	December 31
	2004	2003

ASSETS
Current assets:
Cash and equivalents	$13,113	$14,410
Installment contracts receivable, net	261,574	258,550
Other current assets	37,260	39,707

Total current assets	311,947	312,667

Installment contracts receivable, net	246,550	230,809
Property and equipment, less accumulated depreciation
and amortization of $612,287 and $597,135	617,581	624,452
Goodwill	243,244	243,244
Trademarks	6,969	6,969
Intangible assets, less accumulated
amortization of $7,458 and $7,369	1,812	1,901
Deferred income taxes	1,624	1,313
Other assets	31,201	31,925

	$1,460,928	$1,453,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$57,790	$61,494
Deferred income taxes	2,757	2,303
Accrued liabilities	94,992	89,638
Current maturities of long-term debt	23,396	24,481
Deferred revenues	422,732	418,897

Total current liabilities	601,667	596,813

Long-term debt, less current maturities	708,355	705,630
Other liabilities	11,118	10,639
Deferred revenues	311,337	298,507
Stockholders’ deficit	(171,549)	(158,309)

	$1,460,928	$1,453,280

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31

	2004	2003

Net revenues:
Membership revenue	$184,170	$185,451
Products and services	55,741	49,938
Miscellaneous revenue	4,832	4,851

	244,743	240,240
Operating costs and expenses:
Fitness center operations	157,180	147,376
Products and services	42,210	43,333
Member processing and collection centers	12,731	11,424
Advertising	19,838	17,933
General and administrative	10,650	8,167
Depreciation and amortization	19,106	19,556

	261,715	247,789

Operating loss	(16,972)	(7,549)

Finance charges earned	20,137	18,883
Interest expense	(16,536)	(13,985)
Other, net	(114)	(116)

	3,487	4,782

Loss from continuing operations before income taxes	(13,485)	(2,767)
Income tax provision	(300)	(50,782)

Loss from continuing operations	(13,785)	(53,549)
Loss from discontinued operations	-	(504)

Loss before cumulative effect of
changes in accounting principles	(13,785)	(54,053)
Cumulative effect of changes in
accounting principles	-	(581,123)

Net loss	$(13,785)	$(635,176)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.42)	$(1.64)
Loss from discontinued operations		(0.02)
Cumulative effect of changes in accounting principles		(17.84)

Net loss per common share	$(0.42)	$(19.50)

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common stock
						Common	Total
		Par	Contributed	Accumulated	Unearned	stock in	stockholders’
	Shares	value	capital	deficit	compensation	treasury	deficit

Balance at December 31, 2003	34,035,734	$347	$675,335	$(793,364)	$(28,992)	$(11,635)	$(158,309)

Net loss				(13,785)			(13,785)

Restricted stock activity	(7,500)		(315)		550		235

Issuance of common stock under
stock purchase and option plans	43,880		310				310

Balance at March 31, 2004	34,072,114	$347	$675,330	$(807,149)	$(28,442)	$(11,635)	$(171,549)

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31

	2004	2003

		(Restated)
OPERATING:
Loss before cumulative effect of changes in accounting principles	$(13,785)	$(54,053)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization
included in interest expense	19,941	20,568
Change in operating assets and liabilities	2,839	3,042
Change in deferred taxes	143	47,933
Stock-based compensation	235	-

Cash provided by operating activities	9,373	17,490

INVESTING:
Purchases and construction of property and equipment	(9,964)	(7,601)
Other	(117)	(403)

Cash used in investing activities	(10,081)	(8,004)

FINANCING:
Debt transactions —
Net borrowings (repayments) under revolving credit agreement	8,000	(3,000)
Net repayments of other long-term debt	(8,574)	(3,752)
Debt issuance and refinancing costs	(325)	(107)

Cash used in debt transactions	(899)	(6,859)

Equity transactions —
Proceeds from issuance of common stock under
stock purchase and option plans	310	373

Cash used in financing activities	(589)	(6,486)

Increase (decrease) in cash and equivalents	(1,297)	3,000
Cash and equivalents, beginning of period	14,410	10,886

Cash and equivalents, end of period	$13,113	$13,886

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Three months ended
	March 31

	2004	2003

		(Restated)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilites:
Increase in installment contracts receivable	$(18,765)	$(13,779)
Decrease in other current and other assets	2,811	1,235
Increase (decrease) in accounts payable	(3,704)	5,365
Increase in accrued and other liabilities	5,832	2,105
Increase in deferred revenues	16,665	8,116

Change in operating assets and liabilities	$2,839	$3,042

Cash payments for interest and income taxes
were as follows —
Interest paid	$16,482	$5,854
Interest capitalized	(458)	(218)
Income taxes paid (refunded), net	(621)	702

Investing and financing activities exclude the following
non-cash transactions —
Acquisitions of property and equipment
through capital leases/borrowings	$2,182	$59
Restricted stock activity	(315)	-

See accompanying notes.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)

Basis of presentation

           The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 418 fitness centers at March 31, 2004 concentrated in 29 states and Canada. Additionally, as of April 30, 2004, 23 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

           All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2004, its consolidated statement of operations for the three months ended March 31, 2004 and 2003, its consolidated statement of stockholders’ equity for the three months ended March 31, 2004, and its consolidated statement of cash flows for the three months ended March 31, 2004 and 2003. With the exception of changes made to the Consolidated Statement of Cash Flows for the three month period ended March 31, 2003, to effect changes in accounting fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, all such adjustments were of a normal and recurring nature.

           The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2004 presentation.

Seasonal factors

           The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations for the full year.

Market risk

           The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificates bear interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

           On $100 million of the Series 2001-1 accounts receivable-backed variable funding certificates, the Company has purchased a 7.75% rate cap extending through the refinanced period of July 2005. The Company has also entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s 9.875% Senior Subordinated Notes, due 2007, was swapped for a variable rate commitment based on the London Interbank Offered Rate (LIBOR), plus 6.01% (7.245% at March 31, 2004).

Installment contracts receivable
	March 31	December 31
	2004	2003

Current:
Installment contracts receivable	$428,302	$397,719
Unearned finance charges	(43,195)	(37,228)
Allowance for doubtful receivables and cancellations	(123,533)	(101,941)

	$261,574	$258,550

Long-term:
Installment contracts receivable	$368,477	$344,397
Unearned finance charges	(24,688)	(22,458)
Allowance for doubtful receivables and cancellations	(97,239)	(91,130)

	$246,550	$230,809

Products and services	Three months ended
	March 31

	2004	2003

Net revenues:
Retail and nutritional supplements	$14,910	$15,065
Personal training	32,511	25,774
Products and services included in new
membership programs	8,320	7,859
Financial services	-	1,240

	55,741	49,938
Operating costs and expenses	42,210	43,333

Operating margin	$13,531	$6,605

Margin percentage	24%	13%

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Earnings per common share

           Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding of 32,717,502 and 32,574,990 for the three months ended March 31, 2004 and 2003, respectively. The weighted-average number of shares of common stock and common stock equivalents were 33,416,834 and 32,911,773 for the three months ended March 31, 2004 and 2003, respectively. Diluted loss per share for the three months ended March 31, 2004 and 2003 do not include the effect of common stock equivalents of 699,332 and 336,783, respectively, because the effect would be anti-dilutive. Options outstanding to purchase 3,533,406 and 3,047,206 shares of common stock at March 31, 2004 and 2003, respectively, were not included in the computation of diluted loss per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares. The range of exercise prices per share for these options was between $7.00 and $36.00 and $6.55 and $36.00 at March 31, 2004 and 2003, respectively.

Income taxes

           At March 31, 2004, for accounting purposes, the Company had approximately $469,766 of unrecognized federal net operating loss carryforwards, alternative minimum tax (“AMT”) credit carryforwards of approximately $5,896 and AMT net operating loss carryforwards of approximately $329,811. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards begin to expire in 2011 and fully expire in 2024. In addition, the Company has substantial state tax loss carryforwards which began to expire in 2003 and fully expire in 2024. Based upon the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. The Company will continue to review and evaluate the valuation allowance.

           In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company reviews the likelihood of realizing the future benefits of tax loss carryforwards. As a result of this review, the Company decided in 2003 to increase the valuation allowance, which resulted in non-cash federal income tax expense. Also due to the valuation allowance there was no tax benefit attributable to the 2003 charge for the cumulative effect of changes in accounting principles.

Stock Plans

           The Company accounts for its stock-based compensation plans, described in the Company’s 2003 Annual Report on Form 10-K/A, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to option plans was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company has recorded compensation expense related to the restricted stock grants which vest over time. The following table illustrates, in accordance with the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock–Based Compensation–Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

	Three months ended
	March 31

	2004	2003

Net loss, as reported	$(13,785)	$(635,176)
Plus: stock-based compensation expense
included in net loss	235	-
Less: stock-based compensation expense determined
under fair value based method	(1,039)	(952)

Pro forma net loss	$(14,589)	$(636,128)

Basic and diluted loss per common share
As reported	$(0.42)	$(19.50)
Pro forma	(0.45)	(19.53)

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

Guarantees

           The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, Plc. The lease has a 15 year term which began in May 2002, with current annual rental (subject to escalation) of $611. The Company believes that it does not have any obligation to perform under the guarantee as of March 31, 2004.

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

           As defined in the indenture to the Bally Total Fitness Holding Corporation 10½% Senior Notes due 2011, guarantor subsidiaries include:

             59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Clinics, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehab of West Palm Beach, Inc.; Connecticut Coast Fitness Centers, Inc.; Connecticut Valley Fitness Centers, Inc.; Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company;

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

  Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Holiday Health & Fitness Centers of New York, Inc.; Holiday Health Clubs and Fitness Centers, Inc.; Holiday Health Clubs of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Holiday Spa Health Clubs of California; Holiday Universal, Inc.; Crunch Fitness International, Inc.; Jack La Lanne Fitness Centers, Inc.; Jack La Lanne Holding Corp.; Manhattan Sports Club, Inc.; Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Physical Fitness Centers of Philadelphia, Inc.; Providence Fitness Centers, Inc.; Rhode Island Holding Company; Scandinavian Health Spa, Inc.; Scandinavian US Swim & Fitness, Inc.; Soho Ho LLC; Sportslife, Inc.; Sportslife Gwinnett, Inc.; Sportslife Roswell, Inc.; Sportslife Stone Mountain, Inc.; Sportslife Town Center II, Inc.; Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.

           The following tables present the condensed consolidating balance sheet at March 31, 2004 and December 31, 2003, the condensed consolidating statements of operations for the three months ended March 31, 2004 and 2003, and the condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements—(continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash and equivalents	$-	$11,211	$1,902	$-	$13,113
Installment contracts
receivable, net	-	11,757	249,817	-	261,574
Other current assets	-	35,907	1,353	-	37,260

Total current assets	-	58,875	253,072	-	311,947

Installment contracts
receivable, net	-	-	246,550	-	246,550
Property and equipment, net	-	576,480	41,101	-	617,581
Goodwill	31,390	189,274	22,580	-	243,244
Trademarks	6,767	202	-	-	6,969
Intangible assets, net	-	1,812	-	-	1,812
Deferred income taxes	-	1,624	-	-	1,624
Investment in and advances
to subsidiaries	394,368	221,315	-	(615,683)	-
Other assets	11,588	4,983	14,630	-	31,201

	$444,113	$1,054,565	$577,933	$(615,683)	$1,460,928

LIABILITIES AND
STOCKHOLDERS’
EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$961	$56,603	$226	$-	$57,790
Deferred income taxes	-	1,403	1,354	-	2,757
Accrued liabilities	18,513	74,144	2,335	-	94,992
Current maturities
of long-term debt	16,270	3,120	4,006	-	23,396
Deferred revenues	-	421,349	1,383	-	422,732

Total current liabilities	35,744	556,619	9,304	-	601,667

Long-term debt, less current
maturities	579,918	14,611	113,826	-	708,355
Net affiliate payable	-	660,521	224,925	(885,446)	-
Other liabilities	-	10,613	505	-	11,118
Deferred revenues	-	310,320	1,017	-	311,337
Stockholders’ equity (deficit)	(171,549)	(498,119)	228,356	269,763	(171,549)

	$444,113	$1,054,565	$577,933	$(615,683)	$1,460,928

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)
(Unaudited)

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

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-	$177,470	$6,700	$-	$184,170
Products and services	-	53,425	2,316	-	55,741
Miscellaneous revenue	-	4,408	424	-	4,832

	-	235,303	9,440	-	244,743
Operating costs and expenses:
Fitness center operations	-	151,905	5,275	-	157,180
Products and services	-	40,393	1,817	-	42,210
Member processing and
collection centers	-	9,236	3,495	-	12,731
Advertising	-	19,517	321	-	19,838
General and administrative	1,103	9,124	423	-	10,650
Depreciation and amortization	-	18,369	737	-	19,106

	1,103	248,544	12,068	-	261,715

Operating loss	(1,103)	(13,241)	(2,628)	-	(16,972)

Equity in net income (loss)
of subsidiaries	1,230	-	-	(1,230)	-
Finance charges earned	-	-	20,137	-	20,137
Interest expense	(13,912)	(154)	(2,470)	-	(16,536)
Other, net	-	(50)	(64)	-	(114)

	(12,682)	(204)	17,603	(1,230)	3,487

Income (loss) before income taxes	(13,785)	(13,445)	14,975	(1,230)	(13,485)
Income tax provision	-	(300)	-	-	(300)

Net income (loss)	$(13,785)	$(13,745)	$14,975	$(1,230)	$(13,785)

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2003

			Guarantor	Non-Guarantor		Consolidated
	Parent		Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership revenue	$-		$178,827	$6,624	$-	$185,451
Products and services	-		47,948	1,990	-	49,938
Miscellaneous revenue	-		4,469	382	-	4,851

	-		231,244	8,996	-	240,240
Operating costs and expenses:
Fitness center operations	-		141,885	5,491	-	147,376
Products and services	-		41,857	1,476	-	43,333
Member processing and
collection centers	-		6,325	5,099	-	11,424
Advertising	-		17,581	352	-	17,933
General and administrative	961		6,357	849	-	8,167
Depreciation and amortization	-		18,829	727	-	19,556

	961		232,834	13,994	-	247,789

Operating loss	(961)		(1,590)	(4,998)	-	(7,549)

Equity in income (loss) from continuing
operations of subsidiaries	(41,606)		-	-	41,606	-
Finance charges earned	-		-	18,883	-	18,883
Interest expense	(10,982)		(501)	(2,502)	-	(13,985)
Other, net	-		(55)	(61)	-	(116)

	(52,588)		(556)	16,320	41,606	4,782

Income (loss) from continuing
operations before income taxes	(53,549)		(2,146)	11,322	41,606	(2,767)
Income tax provision	-		(50,782)	-	-	(50,782)

Income (loss) from continuing
operations	(53,549)		(52,928)	11,322	41,606	(53,549)
Loss from discontinued operations	(504)	*	-	(504)	504	(504)

Income (loss) before cumulative
effect of changes in accounting
principles	(54,053)		(52,928)	10,818	42,110	(54,053)
Cumulative effect of changes in
accounting principles	(581,123)	*	(579,471)	(1,652)	581,123	(581,123)

Net income (loss)	$(635,176)		$(632,399)	$9,166	$623,233	$(635,176)

*	Equity in amounts from subsidiaries related to discontinued operations and cumulative effect of changes in accounting principles.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income (loss)	$(13,785)	$(13,745)	$14,975	$(1,230)	$(13,785)
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	572	18,460	909	-	19,941
Change in operating assets
and liabilities	(1,857)	26,926	(22,087)	-	2,982
Change in affiliate payable	9,185	(19,157)	8,742	1,230	-
Stock-based compensation	235	-	-	-	235

Cash provided by (used in)
operating activities	(5,650)	12,484	2,539	-	9,373

INVESTING:
Purchases and construction
of property and equipment	-	(9,914)	(50)	-	(9,964)
Other	-	-	(117)	-	(117)

Cash used in investing activities	-	(9,914)	(167)	-	(10,081)

FINANCING:
Debt transactions —
Net borrowings under revolving
credit agreement	8,000	-	-	-	8,000
Net repayments of other
long-term debt	(2,335)	(4,254)	(1,985)	-	(8,574)
Debt issuance and refinancing
costs	(325)	-	-	-	(325)

Cash provided by (used in)
debt transactions	5,340	(4,254)	(1,985)	-	(899)

Equity transactions —
Proceeds from issuance of
common stock under stock
purchase and option plans	310	-	-	-	310

Cash provided by (used in)
financing activities	5,650	(4,254)	(1,985)	-	(589)

Increase (decrease) in cash and equivalents	-	(1,684)	387	-	(1,297)
Cash and equivalents, beginning of period	-	12,895	1,515	-	14,410

Cash and equivalents, end of period	$-	$11,211	$1,902	$-	$13,113

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2003 (Restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

OPERATING:
Net income (loss) before cumulative
effect of changes in accounting
principles	$(54,053)	$(52,928)	$10,818	$42,110	$(54,053)
Adjustments to reconcile to
cash provided —
Depreciation and amortization,
including amortization
included in interest expense	708	18,895	965	-	20,568
Change in operating assets
and liabilities	5,128	63,739	(17,892)	-	50,975
Change in net affiliate balances	55,679	(14,751)	1,182	(42,110)	-

Cash provided by (used in)
operating activities	7,462	14,955	(4,927)	-	17,490

INVESTING:
Purchases and construction
of property and equipment	-	(7,562)	(39)	-	(7,601)
Other	-	-	(403)	-	(403)

Cash used in investing activities	-	(7,562)	(442)	-	(8,004)

FINANCING:
Debt transactions —
Net repayments under revolving
credit agreement	(3,000)	-	-	-	(3,000)
Net borrowings (repayments) of
other long-term debt	(4,835)	(1,240)	2,323	-	(3,752)
Debt issuance and refinancing
costs	-	-	(107)	-	(107)

Cash provided by (used in)
debt transactions	(7,835)	(1,240)	2,216	-	(6,859)

Equity transactions —
Proceeds from issuance of
common stock under stock
purchase and option plans	373	-	-	-	373

Cash provided by (used in)
financing activities	(7,462)	(1,240)	2,216	-	(6,486)

Increase (decrease) in cash and equivalents	-	6,153	(3,153)	-	3,000
Cash and equivalents, beginning of period	-	9,198	1,688	-	10,886

Cash and equivalents, end of period	$-	$15,351	$(1,465)	$-	$13,886

Index
BALLY TOTAL FITNESS HOLDING CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

           Net revenue for the first quarter of 2004 was $244.7 million compared to $240.2 million in the 2003 quarter. This represents a 2% increase in total net revenue or $4.5 million. This increase in total net revenue resulted from the following:

•	Membership revenue decreased to $184.2 million from $185.5 million in the 2003 quarter, a decrease of $1.3 million (1%) from the prior year quarter.

•	Products and services revenue increased to $55.7 million from $49.9 million in the first quarter of 2003, an increase of $5.8 million (12%), primarily reflecting the continued growth of personal training services.

•	Miscellaneous revenue of $4.8 million was flat compared to the prior year quarter.

           The weighted-average number of fitness centers increased to 418 from 412 in the first quarter of 2003, an increase of 1%. Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations for the full year.

           Gross committed membership fees is a measure which includes the total potential future value of all initial membership fee revenue, dues revenue, earned finance charges and membership-related products and services revenue from new membership sales originations in a period. It is measured on a gross basis before consideration of any uncollectible amounts. We track gross committed membership revenue as an indicator of the success of our current sales activities and believe it to be a useful measure to allow investors to understand current trends in membership sales.

           The following table shows new membership originations and other key data for the quarter ended March 31, 2004 and 2003 (in thousands, except months and location data):

	Three months ended
	March 31

	2004	2003

New joining members	325	244
Average committed monthly fee (dollars)	$38.53	$41.74
Average committed duration (in months)	30.0	30.4
Gross committed membership fees	$375,614	$309,789

Supplemental operating data:
Weighted average fitness centers (locations)	418	412
Members (end of period)	4,029	3,970

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

           Gross committed membership fees originated during the first three months of 2004 increased 21% compared to the prior year quarter, with a 15% increase at same clubs. The number of new members joining increased 33% during the first three months of 2004 compared to the prior year quarter, with a 26% increase at same clubs. The average committed duration of memberships originated during the first three months of 2004 decreased 1% compared to the prior year quarter. The gross committed monthly membership fees per member originated during the first three months of 2004 averaged $38.53 versus $41.74 in the prior year quarter, an 8% decrease. The decrease in the monthly average membership price is due to an increase in the sale of multiple person family memberships.

           Fitness center operating expenses increased $9.8 million (7%) from the first quarter of 2003, reflecting increases in occupancy, insurance, and sales compensation costs. Sales compensation costs increased as a result of the increase in gross committed membership fees noted above. Products and services expenses decreased $1.1 million (3%) due to reducing the number of memberships containing nutritional products and personal training in addition to cost controls implemented during the later half of 2003. The operating margin from products and services increased to $13.5 million in the first quarter of 2004 from the prior year quarter of $6.6 million, a 105% increase with a margin of 24% in the 2004 quarter compared to 13% in the prior year. Member processing and collection center expenses increased $1.3 million (11%) from first quarter 2003, reflecting higher costs of operations. Advertising expenses increased $1.9 million (11%) compared to the prior year quarter as a result of a planned increase in expenditures related to our new marketing approaches to increase gross committed membership fees. General and administrative expenses increased $2.5 million (30%) compared to the prior quarter reflecting increased insurance, compensation, and professional fee related costs. Depreciation and amortization expense decreased $.5 million (2%) compared to the prior year quarter reflecting our strategy of reduced capital spending.

           The operating loss for the first quarter of 2004 was $17.0 million compared to an operating loss of $7.5 million in the first quarter of 2003. This increase of $9.5 million was due to a $4.5 million increase in net revenue (2%), offset by an increase in operating costs and expenses before depreciation and amortization of $14.4 million (6%) and a decrease in depreciation and amortization of $.5 million.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

           EBITDA from continuing operations is defined as net income (loss) before depreciation and amortization, income taxes and interest expense (and cumulative effect of accounting change and loss from discontinued operations where applicable). EBITDA as adjusted additionally excludes stock-based compensation and other, net. EBITDA as adjusted was $22.5 million for the first quarter of 2004 versus $30.9 million for the prior year quarter. We believe this information is useful given the significance of our depreciation and amortization and because of our highly leveraged financial position. The table below includes a reconciliation of net loss to EBITDA from continuing operations and EBITDA as adjusted.

	Three months ended
	March 31

	2004	2003

Net loss	$(13,785)	$(635,176)
Add:
Depreciation and amortization	19,106	19,556
Interest expense	16,536	13,985
Income tax provision	300	50,782
Loss from discontinued operations	-	504
Cumulative effect of accounting changes	-	581,123

EBITDA from continuing operations	22,157	30,774
Add:
Stock-based compensation	235	-
Other, net	114	116

EBITDA as adjusted	$22,506	$30,890

           Finance charges earned in excess of interest expense totaled $3.6 million in the first quarter of 2004, a decrease of $1.3 million in the prior year quarter resulting principally from a higher cost of capital following our debt refinancing in July 2003.

           The Company has reported as discontinued operations an internet-based start-up company which was liquidated in the second quarter of 2003. As a result, a loss from discontinued operations of $.5 million was recorded during the first quarter of 2003 related to the liquidation of this company.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

Liquidity and Capital Resources

           Cash flows from operating activities were $9.4 million in the first three months of 2004, compared to $17.5 million in the 2003 period. Free cash flow (cash provided from operations, less cash used in investing activities) was a deficit of $.7 million for the three months ended March 31, 2004, compared to free cash flow of $9.5 million in the first three months of 2003. This decrease was primarily due to a change in the timing of interest payments resulting from the refinancing of a portion of our long-term debt in 2003. We are disclosing free cash flow because management believes that it is an important measure of liquidity and investors are focused on our ability to reduce our overall debt. The following table is a reconciliation of cash provided by operating activities to free cash flow (deficit) for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended
	March 31

	2004	2003

Cash provided by operating activities	$9,373	$17,490
Less: Cash used in investing activities	(10,081)	(8,004)

Free cash flow (deficit)	$(708)	$9,486

           Capital expenditures totaled $10.1 million in the first three months of 2004 compared to $8.0 million in the 2003 period. Capital expenditures for 2004 are expected to be less than $45 million.

           In July 2003, the Company completed the refinancing of its existing $132 million term loan and $56 million outstanding on its revolving credit agreement by issuing $235 million in aggregate principal of 10 ½% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company also entered into a new $100 million Senior Secured Revolving Credit Facility due 2008. In addition, in 2003 the Company paid down $55 million on its $155 million Securitization Series 2001-1 and extended the revolving period on the balance of $100 million through July 2005. Monthly amortization on the Series 2001-1 of $5 million begins in November 2004. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30 million. As of April 30, 2004, the Company had outstanding $6 million in letters of credit and availability of $47.1 million on its $100 million revolving credit line. As of March 31, 2004, our debt service requirements, including interest, through March 31, 2005 were approximately $106.4 million, including $25 million in principal payments on the securitization. We expect to refinance the securitization facility prior to the beginning of the amortization period, although there are no assurances that the refinancing will be completed. We believe that we will be able to satisfy these short-term requirements for debt service and capital expenditures out of available cash balances, cash flow from operations and borrowings on the revolving credit facility.

           On September 8, 2003, the Company entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal of the Company’s 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%. As a result, interest expense for the 2004 quarter was reduced by approximately $1.3 million.

Index
BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations—(continued)

Forward-Looking Statements

           Forward-looking statements in this Form 10-Q including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; acceptance of new product and service offerings; changes in business strategy or plans; quality of management; availability, terms, and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; regional weather conditions and other factors described in this Form 10-Q or in other filings of the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

           The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificates bear interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.

           The Company has an 8.5% interest rate cap on the Series 2001-1 accounts receivable-backed variable funding certificates which covers the outstanding $100 million (as of March 31, 2004) of principal through its original principal repayment schedule. Additionally, on $100 million of the variable funding certificates which were refinanced, the Company has purchased a 7.75% rate cap extending through the refinanced period. The Company has also entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s 9.875% Senior Subordinated Notes, due 2007, was swapped for a variable rate commitment based on the LIBOR rate, plus 6.01% (7.245% at March 31, 2004).

Item 4.   Evaluation of Disclosure Controls and Procedures

           The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004, the end of the quarter covered by this Report. Based on that evaluation, including the consideration of the matters described below, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

           During 2003 the Company changed its accounting methods effective January 1, 2003 related to the recognition of revenue from membership contracts, membership origination costs, and asset retirement obligations. In applying the new method of membership revenue accounting, in consultation with its independent auditors, it was determined that the methods and processes related to accounting for the deferral of revenue related to prepayments of non-obligatory dues revenue resulted in errors. As a result, the Company has presented restated financial statements contained in its 2003 Annual Report on Form 10-K/A correcting the errors in prior periods, and has been informed by its independent auditors that the processes and methods giving rise to the errors are indicative of a material weakness in internal accounting control with respect to such processes and methods. The Company has made changes to its systems and processes related to the deferral of prepayments of non-obligatory dues revenue, and believes its current controls over such systems and processes are effective at the reasonable assurance level.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION

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

PART II.   OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

           None.

Item 5.   Other Information

           As previously reported, as of March 25, 2004, Ernst & Young LLP resigned as independent auditors for the Company effective as of the filing with the Commission of this Quarterly Report on Form 10-Q for the quarter ending March 31, 2004.

           Ernst & Young LLP’s reports on the Company’s financial statements for the years ended December 31, 2003 and 2002 (as restated) did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

           In connection with its audits of the financial statements of the Company as of December 31, 2003 and 2002 and for the years then ended and through May 10, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the Company’s financial statements for such years.

           During 2003 the Company changed its accounting methods effective January 1, 2003 related to the recognition of revenue from membership contracts, membership origination costs, and asset retirement obligations. In applying the new method of membership revenue accounting, in consultation with its independent auditors, it was determined that the methods and processes related to accounting for the deferral of revenue related to prepayments of non-obligatory dues revenue resulted in errors. As a result, the Company has presented restated financial statements contained in its 2003 Annual Report on Form 10-K/A correcting the errors in prior periods, and has been informed by its independent auditors that the processes and methods giving rise to the errors are indicative of a material weakness in internal accounting control with respect to such processes and methods.

           The Company has made changes to its systems and processes related to the deferral of prepayments of non-obligatory dues revenue, and believes its current controls over such systems and processes are effective.

           During the years ended December 31, 2003 and 2002 and through May 10, 2004, there have been no other reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

           As of May 10, 2004, the Audit Committee has not engaged a new auditor for the Company but is in the process of reviewing proposals from various firms.

Index

           The Company has received a letter from Ernst & Young LLP addressed to the Commission stating that it agrees with the above statement, except for the statements contained in the fifth and seventh paragraphs above, with which it has no basis to agree or disagree. A copy of that letter is filed as Exhibit 16 to this report.

Item 6.   Exhibits and reports on Form 8-K

(a)	Exhibits:

Exhibit 16 Letter re change in certifying accountant.

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K:

1.	On March 12, 2004 we filed a Current Report on Form 8-K attaching a press release announcing our earnings for the year ended December 31, 2003.

Index

BALLY TOTAL FITNESS HOLDING CORPORATION

SIGNATURE PAGE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Registrant

By:	/s/ William G. Fanelli

William G. Fanelli
Senior Vice President, Acting Chief Financial Officer
(principal financial officer)

Dated: May 10, 2004