Form 10-Q
period 2004-06-30
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS INTERNATIONAL INC; BALLY TOTAL FITNESS CORP; BFIT REHAB OF WEST PALM BEACH INC; CRUNCH WORLD LLC; CRUNCH LA LLC; BALLY TOTAL FITNESS OF CONNECTICUT VALLEY INC; BALLY TOTAL FITNESS OF CONNECTICUT COAST INC; BALLY TOTAL FITNESS OF UPSTATE NEW YORK INC
filed 2005-11-30
CIK 1062982, 1265319, 1265244, 1265245, 1265246, 1265249, 1265250, 1265251, 1265252, 1265253

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2004
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number: 001-13997
BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (773) 380-3000
SEE TABLE OF ADDITIONAL REGISTRANTS
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐ No: ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: ☑ No: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2005, there were 37,940,480 shares of the registrant’s common stock outstanding.

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction of	I.R.S. Employer
Exact Name of Additional Registrants	Incorporation	Identification Number
59th Street Gym LLC	New York	36-4474644
708 Gym LLC	New York	36-4474644
Ace, LLC	New York	36-4474644
Bally Fitness Franchising, Inc.	Illinois	36-4029332
Bally Franchise RSC, Inc.	Illinois	36-4028744
Bally Franchising Holdings, Inc.	Illinois	36-4024133
Bally Sports Clubs, Inc.	New York	36-3407784
Bally Total Fitness Corporation	Delaware	36-2762953
Bally Total Fitness International, Inc.	Michigan	36-1692238
Bally Total Fitness of California, Inc.	California	36-2763344
Bally Total Fitness of Colorado, Inc.	Colorado	84-0856432
Bally Total Fitness of Connecticut Coast, Inc.	Connecticut	36-3209546
Bally Total Fitness of Connecticut Valley, Inc.	Connecticut	36-3209543
Bally Total Fitness of Greater New York, Inc.	New York	95-3445399
Bally Total Fitness of the Mid-Atlantic, Inc.	Delaware	52-0820531
Bally Total Fitness of the Midwest, Inc.	Ohio	34-1114683
Bally Total Fitness of Minnesota, Inc.	Ohio	84-1035840
Bally Total Fitness of Missouri, Inc.	Missouri	36-2779045
Bally Total Fitness of Upstate New York, Inc.	New York	36-3209544
Bally Total Fitness of Philadelphia, Inc.	Pennsylvania	36-3209542
Bally Total Fitness of Rhode Island, Inc.	Rhode Island	36-3209549
Bally Total Fitness of the Southeast, Inc.	South Carolina	52-1230906
Bally Total Fitness of Toledo, Inc.	Ohio	38-1803897
Bally’s Fitness and Racquet Clubs, Inc.	Florida	36-3496461
BFIT Rehab of West Palm Beach, Inc.	Florida	36-4154170
Crunch Fitness International, Inc.	Delaware	36-4474644
Crunch LA LLC	New York	36-4474644
Crunch World LLC	New York	36-4474644
Flambe LLC	New York	36-4474644
Greater Philly No. 1 Holding Company	Pennsylvania	36-3209566
Greater Philly No. 2 Holding Company	Pennsylvania	36-3209557
Health & Tennis Corporation of New York	Delaware	36-3628768
Holiday Health Clubs of the East Coast, Inc.	Delaware	52-1271028
Holiday/Southeast Holding Corp.	Delaware	52-1289694
Jack La Lanne Holding Corp.	New York	95-3445400
Mission Impossible, LLC	California	36-4474644
New Fitness Holding Co., Inc.	New York	36-3209555
Nycon Holding Co., Inc.	New York	36-3209533
Rhode Island Holding Company	Rhode Island	36-3261314
Soho Ho LLC	New York	36-4474644
Tidelands Holiday Health Clubs, Inc.	Virginia	52-1229398
U.S. Health, Inc.	Delaware	52-1137373
West Village Gym at the Archives LLC	New York	36-4474644
     The address for service of each of the additional registrants is c/o Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, 2nd Floor, Chicago, Illinois 60631, telephone 773-380-3000. The primary industrial classification number for each of the additional registrants is 7991.

BALLY TOTAL FITNESS HOLDING CORPORATION

FORWARD-LOOKING STATEMENTS
     Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:
•	the outcome of the SEC and Department of Justice investigations;

•	the disclosure by the Company’s management and independent auditors of the existence of material weaknesses in internal controls over financial reporting;

•	general economic and business conditions;

•	competition;

•	success of operating initiatives, advertising and promotional efforts;

•	existence of adverse publicity or litigation (including various stockholder litigations) and the outcome thereof and the costs and expenses associated therewith;

•	acceptance of new product and service offerings;

•	changes in business strategy or plans;

•	availability, terms, and development of capital;

•	ability to satisfy long-term obligations as they become due;

•	business abilities and judgment of personnel;

•	changes in, or the failure to comply with, government regulations;

•	ability to remain in compliance with, or obtain waivers under, the Company’s loan agreements and indentures;

•	ability to maintain existing or obtain new sources of financing, on acceptable terms or at all, to satisfy the Company’s cash needs and obligations; and

•	other factors described in this Quarterly Report on Form 10-Q and prior filings of the Company with the SEC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The Company is filing this Quarterly Report on Form 10-Q for the three-month period ended June 30, 2004. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002, 2003 and the first quarter of 2004 should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005.
     The Company previously made public its need to review the Audit Committee’s report before it could complete its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the periods ended June 30, 2004, September 30, 2004 and subsequent periods. The Annual Report on Form 10-K for the year ended December 31, 2004 was filed on November 30, 2005.

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	June 30	December 31
	2004	2003
ASSETS
	(Unaudited)	(As Restated
		See Note 2)
Current assets:
Cash	$12,324	$13,640
Other current assets	32,066	33,856

Total current assets	44,390	47,496

Property and equipment, less accumulated depreciation and amortization of $677,635 and $650,077	388,219	392,900
Goodwill, net	41,634	41,659
Trademarks, net	10,310	10,599
Intangible assets, less accumulated amortization of $20,615 and $19,664	8,961	10,009
Deferred income taxes	—	90
Other assets	41,423	45,593

	$534,937	$548,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$63,433	$62,864
Income taxes payable	708	—
Deferred income taxes	184	836
Accrued liabilities	135,246	129,406
Current maturities of long-term debt	21,303	25,393
Deferred revenues	342,371	338,005

Total current liabilities	563,245	556,504

Long-term debt, less current maturities	701,030	704,678
Deferred rent liability	102,520	101,396
Deferred income taxes	774	—
Other liabilities	23,986	20,995
Deferred revenues	607,033	609,881

Total liabilities	1,998,588	1,993,454

Stockholders’ equity (deficit)	(1,463,651)	(1,445,108)

	$534,937	$548,346

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	June 30
	2004	2003
		(As Restated
		See Note 2)
Net revenues:
Membership services	$246,498	$236,670
Retail products	14,428	14,559
Miscellaneous	4,547	4,824

	265,473	256,053

Operating costs and expenses:
Membership services	189,260	179,781
Retail products	13,813	15,054
Advertising	16,124	14,532
General and administrative	15,953	13,531
Depreciation and amortization	17,286	19,665

	252,436	242,563

Operating income	13,037	13,490

Interest expense	(16,624)	(14,250)
Foreign exchange gain (loss)	(459)	1,029
Other, net	(56)	(1,704)

	(17,139)	(14,925)

Loss from continuing operations before income taxes	(4,102)	(1,435)
Income tax provision	(212)	(283)

Loss from continuing operations	(4,314)	(1,718)
Loss from discontinued operations	—	(2,010)

Net loss	$(4,314)	$(3,728)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.13)	$(0.04)
Discontinued operations	—	(0.08)

Net loss per common share	$(0.13)	$(0.11)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.13)	$(0.04)
Discontinued operations	—	(0.08)

Net loss per common share	$(0.13)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Six months ended
	June 30
	2004	2003
		(As Restated
		See Note 2)
Net revenues:
Membership services	$485,485	$464,463
Retail products	29,454	29,615
Miscellaneous	9,580	9,579

	524,519	503,657

Operating costs and expenses:
Membership services	380,750	359,875
Retail products	28,231	29,882
Advertising	35,755	31,381
General and administrative	31,833	24,776
Depreciation and amortization	34,519	40,165

	511,088	486,079

Operating income	13,431	17,578

Interest expense	(32,536)	(28,855)
Foreign exchange gain (loss)	(406)	1,980
Other, net	(170)	(1,820)

	(33,112)	(28,695)

Loss from continuing operations before income taxes	(19,681)	(11,117)
Income tax provision	(425)	(566)

Loss from continuing operations	(20,106)	(11,683)
Loss from discontinued operations	—	(2,514)

Loss before cumulative effect of change in accounting principle	(20,106)	(14,197)
Cumulative effect of change in accounting principle	—	(626)

Net loss	$(20,106)	$(14,823)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.61)	$(0.36)
Discontinued operations	—	(0.08)
Cumulative effect of change in accounting principle	—	(0.02)

Net loss per common share	$(0.61)	$(0.45)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.61)	$(0.36)
Discontinued operations	—	(0.08)
Cumulative effect of changes in accounting principles	—	(0.02)

Net loss per common share	$(0.61)	$(0.45)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
(In thousands, except share data)
(Unaudited)

							Accumulated
	Common stock					Common	other	Total
		Par	Contributed	Accumulated	Unearned	stock in	comprehensive	stockholders’
	Shares	value	capital	deficit	compensation	treasury	income (loss)	equity (deficit)
Balance at December 31, 2003	34,035,734	$347	$647,832	$(2,076,135)	$(3,760)	$(11,635)	$(1,757)	$(1,445,108)
(Restated See Note 2)

Net loss				(20,106)				(20,106)

Cumulative translation adjustment							314	314

Restricted stock activity	(92,500)	(1)	(603)		1,500			896

Issuance of common stock under stock purchase and option plans	48,880		353					353

Balance at June 30, 2004	33,992,114	$346	$647,582	$(2,096,241)	$(2,260)	$(11,635)	$(1,443)	$(1,463,651)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30
	2004	2003
		(As Restated
		See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in accounting principle	$(20,106)	$(14,197)
Adjustments to reconcile to cash provided by operating activities —
Depreciation and amortization, including amortization included in interest expense	36,258	42,135
Changes in operating assets and liabilities	16,275	25,526
Deferred income taxes, net	212	204
Foreign currency translation (gain)/loss	406	(1,980)
Stock-based compensation	896	—
Other	—	1,859

Cash provided by operating activities	33,941	53,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(26,918)	(23,506)
Acquisition of business, net of cash acquired	(109)	(412)

Cash used in investing activities	(27,027)	(23,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	8,000	5,000
Net repayments of other long-term debt	(16,906)	(30,976)
Debt issuance and refinancing costs	(251)	(458)
Proceeds from issuance of common stock under stock purchase and option plans	353	395

Cash used in financing activities	(8,804)	(26,039)

Increase (decrease) in cash	(1,890)	3,590
Effect of exchange rate changes on cash balance	574	(290)
Cash, beginning of period	13,640	12,127

Cash, end of period	$12,324	$15,427

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Six months ended
	June 30
	2004	2003
		(As Restated
		See Note 2)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities:
Decrease in other current and other assets	$5,688	$4,029
Increase in accounts payable	51	3,079
Increase (decrease) in taxes payable	708	(882)
Increase in accrued and other liabilities	8,310	(416)
Increase in deferred revenue	1,518	19,716

Change in operating assets and liabilities	$16,275	$25,526

Cash payments for interest and income taxes were as follows —
Interest paid	$32,023	$26,112
Interest capitalized	(692)	(453)
Income taxes (refund) paid, net	(695)	1,245

Investing and financing activities exclude the following non-cash transactions —
Acquisitions of property and equipment through capital leases/borrowings	$3,341	$4,208
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 1 Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 418 fitness centers at June 30, 2004 concentrated in 29 states and Canada. Additionally, as of June 30, 2004, 23 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on November 30, 2005.
     All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 2004, its consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, its consolidated statement of stockholders’ equity (deficit) and comprehensive income (loss) for the six months ended June 30, 2004, and its consolidated statements of cash flows for the six months ended June 30, 2004 and 2003.
     The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2004 presentation.
     Seasonal factors
     The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year.
     Market risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificate bear interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.
     The Company has purchased 8.5% and 7.75% interest rates caps on the Series 2001-1 accounts receivable-backed variable funding certificate which, on a combined basis, covers the $100,000 outstanding principal amount at June 30, 2004. The 8.5% cap covers the certificate through its original principal repayment schedule while the 7.75% cap extends through the refinanced period. The Company has also entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Asset Retirement Obligations
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, in 2003. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. The Company determined that certain obligations under lease agreements for club locations meet the scope requirements of SFAS No. 143 and, accordingly, determined the fair value of our obligation in accordance with the statement. A non-cash cumulative adjustment of $626 was recorded as of January 1, 2003 upon adoption of SFAS No. 143. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is not significant.
Note 2 Restatements and Reclassifications
     The Company has restated its condensed consolidated financial statements as of December 31, 2003 and for the three and six months ending June 30, 2003. These restatements have been grouped into the following categories:
(a)	Restatements arising from the findings of the investigation conducted by the audit committee of the Board of Directors; and

(b)	Other corrections of errors in prior periods.
The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Condensed Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statement of Cash Flow.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet
		As of December 31, 2003
		As
		Reported		Reclass-	Restated
	Reference	2003	Adjustments	ifications	2003

ASSETS
Current assets:
Cash		$14,410			$13,640
	(b)(xviii)		(46)
	(b)(xix)		(724)
Installment contracts receivable, net		258,550			—
	(a)(i)		(262,427)
	(a)(v)		3,877
Other current assets		39,707		(2,262)	33,856
	(b)(xiii)		(1,939)
	(b)(xiv)		(2,287)
	(b)(xviii)		1,454
	(b)(xviii)		139
	(b)(xix)		767
	(b)(xx)		(1,723)

Total current assets		312,667	(262,909)	(2,262)	47,496

Installment contracts receivable, net		230,809			—
	(a)(i)		(230,809)
Property and equipment, cost		1,221,586		(1,035)	1,042,977
	(b)(iii)		68,271
	(b)(v)		(17,151)
	(b)(vii)		(176,516)
	(b)(xi)		(30,198)
	(b)(xii)		(12,543)
	(b)(xiii)		(6,348)
	(b)(xv)		(8,856)
	(b)(xvii)		1,080
	(b)(xviii)		2,034
	(b)(xix)		2,653
Accumulated depreciation		(597,134)			(650,077)
	(b)(iii)		(128,399)
	(b)(v)		6,973
	(b)(vii)		54,195
	(b)(xi)		8,572
	(b)(xii)		1,362

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet (continued)
		As of December 31, 2003
		As
		Reported		Reclass-	Restated
	Reference	2003	Adjustments	ifications	2003

ASSETS—CONTINUED
Accumulated depreciation—continued
	(b)(xiii)		788
	(b)(xix)		(1,748)
	(b)(xv)		5,953
	(b)(xviii)		(639)
Goodwill		243,244			41,659
	(b)(iii)		353
	(b)(vi)		(201,940)
	(b)(xviii)		2
Trademarks		6,969			10,599
	(b)(vi)		3,889
	(b)(xix)		(259)
Intangible assets, cost		9,269			29,673
	(b)(vi)		20,192
	(b)(xviii)		212
Accumulated amortization — intangible assets		(7,368)			(19,664)
	(b)(vi)		(12,296)
Deferred income taxes		1,313			90
	(b)(xx)		(1,223)
Other assets		31,925		3,409	45,593
	(b)(xvi)		(2,786)
	(b)(xvii)		586
	(b)(xviii)		17
	(b)(xix)		12,442

		$1,453,280	$(905,046)	$112	$548,346

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet (continued)
		As of December 31, 2003
		As
		Reported		Reclass-	Restated
	Reference	2003	Adjustments	ifications	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable		$61,494			62,864
	(b)(ix)		874
	(b)(xiii)		(321)
	(b)(xvii)		1,137
	(b)(xviii)		18
	(b)(xix)		(338)
Deferred income taxes		2,303			836
	(b)(xx)		(1,467)
Accrued liabilities		89,638			129,406
	(a)(i)		16,390
	(b)(iii)		5,486
	(b)(iv)		(2,002)
	(b)(ix)		1,979
	(b)(vi)		112
	(b)(xvii)		5,080
	(b)(xviii)		1,130
	(b)(xix)		11,593
Current maturities of long-term debt		24,481			25,393
	(b)(xviii)		256
	(b)(xix)		656
Deferred revenues		418,897		(311,374)	338,005
	(a)(i)		230,482

Total current liabilities		596,813	271,065	(311,374)	556,504

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet (continued)
		As of December 31, 2003
		As
		Reported		Reclass-	Restated
	Reference	2003	Adjustments	ifications	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)-CONTINUED
Long-term debt, less current maturities		705,630		(955)	704,678
	(a)(v)		3,876
	(b)(i)		(4,913)
	(b)(xix)		513
	(b)(xviii)		527
Deferred rent		—			101,396
	(b)(iii)		101,396
Other liabilities		10,639		1,067	20,995
	(a)(i)		(2,455)
	(a)(iv)		5,449
	(b)(iii)		1,675
	(b)(iv)		4,111
	(b)(xix)		509
Deferred revenue		298,507		311,374	609,881
Common stock		347			347
Contributed capital		675,335			647,832
	(b)(vi)		477
	(b)(xix)		(23,980)
	(b)(xx)		(4,000)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet (continued)
		As of December 31, 2003
		As
		Reported		Reclass-	Restated
	Reference	2003	Adjustments	ifications	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)-CONTINUED
Accumulated other comprehensive income		—			(1,757)
	(b)(xviii)		(1,757)
Unearned compensation		(28,992)			(3,760)
	(b)(xix)		25,232
Treasury stock		(11,635)			(11,635)
Retained deficit		(793,364)			(2,076,135)
	(a)(i)		(737,377)
	(a)(iv)		(5,449)
	(b)(iii)		(163,227)
	(b)(iv)		(2,109)
	(b)(v)		(10,178)
	(b)(vi)		(184,681)
	(b)(vii)		(126,483)
	(b)(ix)		(2,853)
	(b)(xi)		(21,626)
	(b)(xii)		(11,181)
	(b)(xiii)		(7,370)
	(b)(xiv)		(2,287)
	(b)(xv)		(2,903)
	(b)(xvi)		(2,786)
	(b)(xvii)		(2,798)
	(b)(xviii)		1,545
	(b)(xix)		(3,529)
	(b)(xx)		2,521

		$1,453,280	$(905,046)	$112	$548,346

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Consolidated Statement of Operations
		Three Months Ended June 30, 2003
		As		Reclass-
	Reference	Reported	Adjustments	ifications	Restated

Net revenues:
Membership services		$233,076			$236,670
	(a)(i)		19,204	18,479
	(a)(v)		567
	(b)(i)		(34,175)
	(b)(ii)		(566)
	(b)(xviii)		85
Retail products		14,559			14,559
Miscellaneous revenue		4,777			4,824
	(a)(v)		67
	(b)(ix)		(20)

		252,412	(14,838)	18,479	256,053

Operating costs and expenses:
Membership services		183,761			179,781
	(a)(ii)		(2,614)
	(a)(v)		243
	(b)(iii)		(1,106)
	(b)(iv)		(137)
	(b)(xii)		110
	(b)(xiii)		87
	(b)(xvi)		56
	(b)(xvii)		(238)
	(b)(xix)		(381)
Retail products		14,380			15,054
	(b)(xiv)		674
Advertising		14,131			14,532
	(b)(x)		401
General and administrative		11,402			13,531
	(b)(iv)		(38)
	(b)(v)		1,044
	(b)(xiii)		111
	(b)(xvii)		(30)
	(b)(xix)		1,042

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Consolidated Statement of Operations (continued)
		Three Months Ended June 30, 2003
		As		Reclass-
	Reference	Reported	Adjustments	ifications	Restated

Operating costs and expenses—continued:
Depreciation and amortization		19,067			19,665
	(b)(iii)		4,003
	(b)(v)		(479)
	(b)(vi)		971
	(b)(vii)		(4,456)
	(b)(viii)		1,601
	(b)(xi)		(738)
	(b)(xii)		(124)
	(b)(xv)		23
	(b)(xix)		(203)

		242,741	(178)	—	242,563

Operating income (loss)		9,671	(14,660)	18,479	13,490
Finance charges earned		18,479	—	(18,479)	—
Interest expense		(13,936)			(14,250)
	(a)(iv)		(148)
	(a)(v)		(391)
	(b)(iii)		223
	(b)(xiii)		13
	(b)(xix)		(11)
Foreign exchange gain (loss)		—			1,029
	(b)(xviii)		1,029
Other, net		(1,704)			(1,704)

		2,839	715	(18,479)	(14,925)

Income (loss) before income taxes		12,510	(13,945)	—	(1,435)
Income tax provision		(3,124)		196	(283)
	(b)(xx)		2,645

Income (loss) from continuing operations		9,386	(11,300)	196	(1,718)
Loss from discontinued operations		(1,814)	—	(196)	(2,010)

Net income (loss)		$7,572	$(11,300)	$—	$(3,728)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Consolidated Statement of Operations
		Six Months Ended June 30, 2003
		As		Reclass-
	Reference	Reported	Adjustments	ifications	Restated

Net revenues:
Membership services		$466,237			464,463
	(a)(i)		30,561	37,362
	(a)(v)		1,459
	(b)(i)		(68,474)
	(b)(ii)		(2,451)
	(b)(xvii)		(231)
Retail products		29,615			29,615
Miscellaneous		9,669			9,579
	(a)(v)		166
	(b)(ix)		(487)
	(b)(xix)		231

		505,521	(39,226)	37,362	503,657

Operating costs and expenses:
Membership services		365,789			359,875
	(a)(ii)		(1,003)
	(a)(v)		606
	(b)(iii)		(2,141)
	(b)(iv)		(742)
	(b)(xii)		174
	(b)(xiii)		51
	(b)(xvi)		(242)
	(b)(xvii)		(1,483)
	(b)(xix)		(1,134)
Retail products		28,535			29,882
	(b)(xiv)		1,347
Advertising		32,064			31,381
	(b)(x)		109
	(b)(xvii)		(792)
General and administrative		22,104			24,776
	(b)(iv)		(181)
	(b)(v)		1,946
	(b)(xiii)		67
	(b)(xvii)		(150)
	(b)(xix)		990

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Consolidated Statement of Operations (continued)
		Six Months Ended June 30, 2003
		As		Reclass-
	Reference	Reported	Adjustments	ifications	Restated

Operating costs and expenses—continued:
Depreciation and amortization		38,642			40,165
	(b)(iii)		7,976
	(b)(v)		(959)
	(b)(vi)		1,990
	(b)(vii)		(8,911)
	(b)(viii)		3,202
	(b)(xi)		(1,487)
	(b)(xii)		(248)
	(b)(xv)		282
	(b)(xix)		(322)

		487,134	(1,055)	—	486,079

Operating income (loss)		18,387	(38,171)	37,362	17,578
Finance charges earned		37,362		(37,362)	—
Interest expense		(27,921)			(28,855)
	(a)(iv)		(295)
	(a)(v)		(1,019)
	(b)(iii)		447
	(b)(xiii)		(39)
	(b)(xix)		(28)
Foreign exchange gain (loss)		—			1,980
	(b)(xviii)		1,980
Other, net		(1,820)			(1,820)

		7,621	1,046	(37,362)	(28,695)

Income (loss) before income taxes		26,008	(37,125)	—	(11,117)
Income tax provision		(6,242)		196	(566)
	(b)(xx)		5,480

Income (loss) from continuing operations before cumulative effect of changes in accounting principles		19,766	(31,645)	196	(11,683)
Loss discontinued operations		(2,318)		(196)	(2,514)

Income (loss) before cumulative effect of changes in accounting principles		17,448	(31,645)	—	(14,197)
Cumulative effect of changes in accounting principles		(15,579)			(626)
	(a)(iii)		20,282
	(b)(xix)		(409)
	(b)(xx)		(4,920)

Net income (loss)		$1,869	$(16,692)	$—	$(14,823)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(a) Restatements Arising from the Findings of the Audit Committee Investigation
Among other things, the Audit Committee identified the following transactions that were, based on its findings, improperly reflected in the Company’s condensed consolidated financial statements in prior periods.
(i)	Accounting for membership revenue in accordance with Staff Accounting Bulletin No. 101—The Audit Committee determined that the Company improperly implemented Staff Accounting Bulletin (‘SAB”) No. 101 in a prior period. Specifically, after the Company’s adoption of SAB No. 101, revenue was recognized over the average contractual life of twenty-two months. As a part of this restatement, the Company has modified its membership revenue recognition methodology such that membership revenue is earned on a straight-line basis over the longer of the initial membership term or the estimated membership life. The impact of this change resulted in an increase in deferred revenue and an increase in accumulated deficit of $1,024,135 as of January 1, 2003, a decrease in accounts receivable of $537,875 as of June 30, 2003 and an increase in membership services revenue of $19,204 and $30,561 for the three and six months ended June 30, 2003.

(ii)	Expense membership acquisition costs when incurred—The Audit Committee determined that the Company improperly accounted for membership acquisition costs by improperly deferring certain costs in 2002 and prior. The impact of this change resulted in an increase in accumulated deficit and a decrease in deferred membership origination costs of $120,484 as of January 1, 2003 and a decrease in membership services expense of $1,003 and $2,614 for the three and six months ended June 30, 2003.

(iii)	Adoption of cash basis for recoveries of unpaid dues on inactive memberships—The Audit Committee determined that the Company should have adopted the cash basis for recoveries of unpaid dues on inactive memberships prior to 2003. The impact of this change resulted in a decrease in cumulative effect of changes in accounting principles of $0 and $20,282, respectively, for the three and six months ended June 30, 2003.

(iv)	Unrecorded payment obligations—The Audit Committee identified that the Company had improperly accounted for $22,000 of face amount repayment obligations due in 2015 or later on membership contracts sold by a subsidiary before Bally acquired it in the late 1980s. The impact of this change resulted in an increase in accumulated deficit and other liabilities of $4,860 as of January 1, 2003 and an increase in interest expense of $148 and $295 for the three and six months ended June 30, 2003, respectively.

(v)	Sales of future receivables—As a result of adopting accounting for revenue in accordance with SAB No. 101, the Company had to amend its accounting treatment of the sale of receivables from the sale of financial assets pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to debt treatment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-18, “Sale of Future Receivables.” The impact of this change resulted in a decrease in deferred revenue and an increase in long term debt of $29,802 as of January 1, 2003. The change had no impact on net loss for the three and six months ended June 30, 2003. However, the change increased membership services revenue $567 and $1,459, miscellaneous revenue $67 and $166, membership services expense $243 and $606 and interest expense $391 and $1,019 for the three and six months ended June 30, 2003, respectively.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(b) Correction of Errors
During the course of the preparation of its financial statements for the year ended December 31, 2004, the Company determined that previously reported financial information required restatement for certain errors. Below is a description of the adjustments made to correct these errors.
(i)	Accounting for membership revenue for multiple element arrangements—The Company enters into contracts that include a combination of (i) health club services, (ii) personal training services, and (iii) nutritional products. The Company improperly separated these multiple element arrangements into multiple units of accounting resulting in premature recognition of early delivered nutritional products and personal training services. As a part of this restatement, the Company has modified its membership revenue recognition policy to treat these arrangements as single units of accounting and recognize revenue for these arrangements on a straight-line basis over the later of when collected or earned. The impact of this adjustment resulted in an increase in accumulated deficit and deferred revenue of $191,966 as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, this adjustment resulted in a decrease in membership services revenue of $34,175 and $68,474, respectively.

(ii)	Accounting for prepaid personal training services—In prior periods, we inappropriately estimated deferred revenue related to personal training services that had been paid for but not yet earned. The impact of this is an increase in accumulated deficit and deferred revenue of $12,744 as of January 1, 2003. In addition, this correction resulted in a decrease in membership services revenue of $566 and $2,451 for the three and six months ended June 30, 2003, respectively.

(iii)	Lease accounting— Like other companies with significant leasehold improvements, in early 2005 the Company performed a review of our accounting policies and practices with respect to leases. As a result of this internal review, the Company concluded that certain of our historical methods of accounting for leases with escalating rental obligations, tenant improvement allowances and methods of determining lives used in the calculation of depreciation of leasehold improvements were not in accordance with U.S. generally accepted accounting principles.
a.	In prior periods, the Company did not recognize rent expense on club leases with escalating rental obligations using the required straight-line rent method. For purposes of calculating straight-line rent expense (and depreciating leasehold improvements (see below)), the Company uses the contractual lease term, beginning on the rent commencement date.

b.	In prior periods, the Company reflected tenant allowances as a reduction to property and equipment on the Condensed Consolidated Balance Sheets and amortized these amounts, and the related leasehold improvements, to depreciation expense in the Consolidated Statements of Operations. Additionally, the Company reflected tenant allowances as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. The Company has determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the Condensed Consolidated Balance Sheets and requires these allowances to be amortized as a reduction to rent expense on the Consolidated Statements of Operations. Additionally, these rules require tenant allowances to be reflected as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
c.	Historically, the Company depreciated leasehold improvements over the contractual term of the lease. The Company also depreciated leasehold improvements acquired subsequent to store opening, such as remodels, over the contractual term of the lease. In both instances, optional renewal periods were included in the contractual term of the lease if renewal was reasonably assured at the time the asset was placed in service. The Company has concluded that such leasehold improvements should be depreciated over the lesser of the assets economic life, with a maximum of 15 years, or the contractual term of the lease, excluding all renewal options. The Company’s club leases generally have a term of 10 to 15 years and provide options to renew for between 5 to 15 additional years.
The impact of the changes related to lease accounting were an increase in accumulated deficit of $151,836, in goodwill of $353, in deferred rent liability of $105,063, accrued liabilities of $344 and long term liabilities of $1,483 and decreases in property and equipment, net of $52,211 and long term debt of $6,912 as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, there was a decrease in membership services expense of $1,106 and $2,141 and interest expense of $223 and $447 and an increase in depreciation expense of $4,003 and $7,976, respectively.
(iv)	Self-insurance liabilities—The Company concluded that our previous methodologies for estimating our self-insured workers’ compensation, health and life and general insurance claims resulted in a net understatement of our self-insured liabilities. The impact of this adjustment was a decrease in accrued liabilities of $794 and an increase in other liabilities and accumulated deficit of $6,446 and $5,652, respectively, as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, there was a decrease in membership services expense of $137 and $742 respectively and a decrease in general and administrative expense of $38 and $181, respectively.

(v)	Deferred expense recognition for IT services—The Company improperly deferred recognition of internal and external costs incurred to develop internal-use computer software. The impact of this adjustment was an increase in accumulated deficit of $9,754, a decrease in property, plant and equipment cost of $14,856 and a decrease in accumulated depreciation of $5,102 as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, there was an increase in general and administrative expense of $1,044 and $1,946 and a decrease in depreciation expense of $479 and $959, respectively.

(vi)	Valuation of goodwill—The Company incorrectly calculated the amount of consideration paid in certain acquisitions due to the use of improper dates for valuing the common stock issued. In addition, The Company did not identify all intangible assets acquired in certain acquisitions (see “Identification of separately identifiable assets apart from goodwill”). Further, The Company concluded that our practice of amortizing goodwill over 40 years was inconsistent with the maximum reasonably likely duration of material benefit from the acquired goodwill. The Company did not properly apply the guidance in FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of” to measure the amount of impairment losses. In addition, The Company determined conditions at various dates which indicated the carrying amounts of fixed assets were impaired, but determined that impairment analyses had not been performed even though trigger events were present. As a result, The Company performed the impairment analyses not previously completed for the periods being restated and recorded impairment adjustments as applicable. The impact of these adjustments was an increase in accumulated deficit of $129,650 and a decrease in goodwill as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, there was an increase in depreciation expense of $971 and $1,990, respectively.

(vii)	Valuation of fixed assets—The Company determined that it did not properly apply the guidance in FASB Statement No. 121 to measure the amount of impairment losses. The Company also determined conditions at various dates which indicated the carrying amounts of fixed assets were impaired, but determined that impairment analyses had not been performed even though trigger events were present. As a result, the Company performed the impairment analyses not previously completed for the periods being restated and recorded impairment adjustments as applicable. The impact of these adjustments was an increase in accumulated deficit of $119,578 and a decrease in property and equipment, net as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, there was a decrease in depreciation expense of $4,456 and $8,911, respectively.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(viii)	Identification of separately identifiable assets apart from goodwill—The Company concluded that our previous method of allocating the excess of the purchase price over the fair market value of assets acquired to goodwill resulted in an overstatement of goodwill. Specifically, in applying Accounting Principles Board Opinion (“APB”) 16, “Business Combinations,” the Company should have allocated a portion of the excess to certain separately identifiable intangible assets: a) “Membership Relations” which represents the fair market value of relationships with existing members as of the acquisition date: b) “Non-compete Agreements” which represents the fair market value of the non-competition agreement with the seller of the company: c) “Trade name” which represents the fair market value of the trade names associated with the acquired operations, and; d) “Leasehold Rights” which represents the estimate of the favorable and unfavorable lease agreements in place as of the acquisition date. The impact of this allocation resulted in a decrease in goodwill and non-compete agreements and an increase in membership relations, trade name and leasehold rights of $14,651, $29, $5,943, $1,600 and $7,138, respectively, as of January 1, 2000. In addition, the impact of this correction was an increase in depreciation expense of $1,601 and $3,202 for the three and six months ended June 30, 2003, respectively.

(ix)	Escheatment obligations—The Company determined that the liability for the potential escheatment of certain payroll-related and supplier-related checks was understated. The impact of this adjustment was an increase in accumulated deficit of $1,644 and an increase in accounts payable of $792 and accrued liabilities of $852 as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, this adjustment resulted in a decrease in miscellaneous revenue of $20 and $487, respectively.

(x)	Capitalized advertising—The Company determined that its previous method of deferring recognition of production costs over the estimated life of the advertising resulted in an overstatement of capitalized advertising and that the cost of advertising should be expensed no later than the first time the advertising takes place. The impact of these adjustments was an increase in accumulated deficit and a decrease in other current assets of $2,786 as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, these adjustments resulted in an increase in advertising expense of $401 and $109, respectively.

(xi)	Capitalized maintenance—The Company improperly deferred recognition of internal compensation costs incurred in conjunction with the build out of various clubs. These payments should have been recorded as an expense when services were rendered, rather than deferred and recorded as an expense in later periods. The impact of these adjustments was an increase in accumulated deficit and a decrease in property and equipment, net of $24,589 as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, these adjustments resulted in a decrease in depreciation expense of $738 and $1,487, respectively,

(xii)	Presale costs—The Company determined that our previous method of deferring rent costs associated with club leases during the construction period resulted in an overstatement of leasehold improvements and that the rent costs during the construction period should be expensed as paid. The impact of these adjustments was an increase in accumulated deficit and a decrease in property and equipment, net of $10,214 as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, these adjustments resulted in an increase in membership services expense of $110 and $174 and a decrease in depreciation expense of $124 and $248, respectively.

(xiii)	Other capitalized costs—As part of the restatement, the Company determined that other capitalized costs, none of which were individually significant, should have been expensed as paid. The impact of these adjustments was an increase in accumulated deficit and a decrease in other current assets, property and equipment, net, and accounts payable of $9,867, $4,156, $5,979, and $268, respectively, as of January 1, 2003. In addition, for the three and six months ended June 30, 2003, these adjustments resulted in an increase in membership services expenses of $87 and $51, an increase in general and administrative of $111 and $67, and an increase in interest expense of $13 and $39, respectively.

(xiv)	Retail Inventory— The Company determined that the recorded value of retail inventories were overstated, primarily as a

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
result of differences in physical count and as a result of incorrect accounting for cost of goods sold. The impact of these adjustments is an increase in accumulated deficit and a decrease in other current assets of $1,693 as of January 1, 2003. In addition, these adjustments resulted in an increase in retail products expenses $674 and $1,347 for the three and six months ended June 30, 2003, respectively.
(xv)	Equipment inventory—The Company determined that its accounting for equipment trade-ins resulted in an overstatement of the cost basis of the Company’s investment in exercise equipment. The impact of these adjustments is an increase in accumulated deficit and a decrease in property and equipment, net, of $1,565 as of January 1, 2003. In addition, these adjustments resulted in a decrease in depreciation and amortization expense of $23 and $282 for the three and six months ended June 30, 2003, respectively.

(xvi)	Asset impairment—The Company assessed its long-lived assets for indicators of impairment based on operational performance. Impairment was determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. For identified impairments, a loss was recorded equal to the excess of the asset’s net book value over the asset’s fair value. The impact of these adjustments was an increase in accumulated deficit of $2,786 at January 1, 2003 and a decrease in other assets of $2,786. In addition, correction of these errors resulted in an increase (decrease) in membership services expense of $56 and $(242) for the three and six months ended June 30, 2003, respectively.

(xvii)	Period-end accruals and other out of period items—The Company identified obligations that were not properly accrued for as of the end of an accounting period. As part of the restatement, these out of period items are being recognized in the period in which the underlying transaction occurred. The impact of these adjustments was an increase in accumulated deficit, other current assets, property and equipment, accounts payable and accrued liabilities $4,721 $431, $238, $594 and $3,821, respectively, as of January 1, 2003. In addition, these adjustments resulted in decreases in membership services expense of $238 and $1,483 and in general and administrative expenses of $30 and $150 for the three and six months ended June 30, 2003, respectively. The adjustments also resulted in a decrease to membership services revenue of $231 and a decrease in advertising expense of $792 for the six months ended June 30, 2003.

(xviii)	Foreign exchange gain —The Company determined gains and losses from various foreign currency transactions, such as those relating to management fees and, although not significant, the settlement of foreign receivables or payables, were not properly accounted for in prior periods. The impact of these adjustments was to increase accumulated deficit, cash and accrued liabilities $3,043, $176 and $1,633, respectively, and to decrease other current assets, property and equipment, net, goodwill, other assets, accounts payable, accounts payable, current maturities of long term debt, long-term debt, other liabilities and accumulated other comprehensive income $136, $1,311, $241, $5, $16, $88, $176, $459 and $2,082, respectively, as of January 1, 2003. In addition, these adjustments resulted in foreign exchange gains of $1,029 and $1,980 for the three and six months ended June 30, 2003, and an increase in membership services revenue of $85 for the three months ended June 30, 2003.

(xix)	Other—As part of the restatement, other adjustments were identified, none of which were individually significant. The impact of these adjustments was to increase accumulated deficit by $6,031, cash by $1,065 other assets by $10,261, accrued liabilities by $8,861, current maturities of long term debt by $630, long term debt by $692 and contributed capital by $1,213 and to decrease trademark by $259, other current assets by $740, property and equipment, net by $2,176, intangible assets (net) by $2,786 as of January 1, 2003. For the three and six months ended June 30, 2003, these adjustments decreased membership services expense $381 and $1,134 and depreciation and amortization $203 and $322 and increased general and administrative $1,042 and $990 and interest expense $11 and $28, respectively. The adjustments also resulted in an increase to miscellaneous revenue of $231 and an increase in cumulative effect of changes in accounting principles of $409 for the six months ended June 30, 2003.

(xx)	Effect of restatement on income tax accounts—As a part of the restatement and in accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company reviewed the likelihood of realizing a future benefit from the related restatement adjustments. As a result of this review, the company increased its valuation allowance for the net effect of the tax benefits resulting from the restatement adjustments and determined that the valuation adjustment originally reversed in 2003 should be restated back to the period recognized. Associated with this valuation adjustment, the Company decreased paid-in-capital for the unrealized benefit associated with the Company’s stock option and stock purchase plans that was taken in 2001. In addition, the Company reviewed the Company’s actual and contingent tax liabilities for the restatement period and increased its contingency reserve, accordingly. The impact of these adjustments was an increase in accumulated deficit of $2,521 and a decrease to paid-in-capital of $4,000 as of December 31, 2003. The income statement effect was a decrease to income tax expense of $2,645 and $560 for the three months and six months ended June 30, 2003.
     Changes to the Consolidated Statement of Cash Flows—As a result of the restatement adjustments described herein, the reported components of the Consolidated Statement of Cash Flows have been adjusted to conform to the restated balances and amounts. As a result, the following cash flows have been restated from their previously reported balances for the six months ended June 30, 2003:

Cash provided by operating activities:
As reported	$31,377
As restated	53,547
Restatement adjustment	22,170

Cash used in investing activities:
As reported	(20,611)
As restated	(23,918)
Restatement adjustment	(3,307)

Cash used in financing activities:
As reported	(7,191)
As restated	(26,039)
Restatement adjustment	(18,848)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 3 Debt
     In July 2003, the Company completed the refinancing of its existing $132,000 term loan and $56,000 outstanding on its revolving credit agreement, and repaid $25,000 on its Securitization Series 2001-1 by issuing $235,000 in aggregate principal of 10 1/2% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company also entered into a new $90,000 Senior Secured Revolving Credit Facility due 2008. The Company subsequently increased the facility to $100,000 in August 2003. In addition, in 2003 the Company repaid another $30,000 on its $155,000 Securitization Series 2001-1 and extended the revolving period on the balance of $100,000 through July 2005. Monthly amortization on the Series 2001-1 of $5,000 is scheduled to begin in November 2004. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30,000. As of June 30, 2004, the Company had outstanding borrowings of $29,000 and $6,000 in letters of credit on its $100,000 revolving credit facility.
Note 4 Deferred Revenue

	For the six months ended June 30, 2004

	Balance at			Balance at
	December 31,	Cash	Revenue	June 30,
	2003	Additions	Recognized	2004

	(As restated see Note 2)
Deferral of receipts from financed members:
Initial term payments	$535,392	$171,933	$(165,408)	$541,917
Down payments	111,656	30,401	(29,274)	112,783
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	135,082	14,331	(20,627)	128,786
Advance payments of periodic dues and membership fees	145,938	203,408	(208,025)	141,321
Deferral of receipts for personal training services	19,818	66,930	(62,151)	24,597

	$947,886	$487,003	$(485,485)	$949,404

	For the six months ended June 30, 2003

	Balance at			Balance at
	December 31,	Cash	Revenue	June 30,
	2002	Additions	Recognized	2003

	(As restated see Note 2)			(As restated see Note 2)
Deferral of receipts from financed members:
Initial term payments	$507,691	$178,618	$(161,693)	$524,616
Down payments	117,189	27,456	(28,385)	116,260
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	146,353	13,842	(20,065)	140,130
Advance payments of periodic dues and membership fees	150,649	211,543	(205,430)	156,762
Deferral of receipts for personal training services	14,301	53,255	(48,890)	18,666

	$936,183	$484,714	$(464,463)	$956,434

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 5 Income (Loss) per Common Share
     Income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Weighted average number of common shares outstanding	32,832,526	32,658,994	32,775,361	32,617,224
Effect of outstanding stock options and warrants	295,230	434,724	465,870	380,648

Diluted weighted average number of common shares outstanding	33,127,756	33,093,718	33,241,231	32,997,872

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	4,427,772	2,981,291	4,262,772	2,981,291
Range of exercise price per share:
High	$36.00	$36.00	$36.00	$36.00
Low	$4.97	$12.00	$6.04	$12.00
Note 6 Income Taxes
     At June 30, 2004 the Company had approximately $552,100 of federal net operating loss carryforwards and approximately $5,896 of alternative minimum tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards begin to expire in 2011 and fully expire in 2024. In addition, the Company has substantial state loss carryforwards which begin to expire in 2004 and fully expire in 2024. Based on the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company will continue to review and evaluate the valuation allowance. At June 30, 2004 the Company’s deferred tax asset, net of valuation allowance and deferred tax liability, is nil.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 7 Stock Plans
     The Company accounts for its stock-based compensation plans, described in the Company’s 2004 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost related to option plans was reflected in net income (loss), as all options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company has recorded compensation expense related to the restricted stock grants which vest over time. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock–Based Compensation–Transition and Disclosure,” the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
		(As Restated		(As Restated
		See Note 2)		See Note 2)
Net loss, as reported	$(4,314)	$(3,728)	$(20,106)	$(14,823)
Plus: stock-based compensation expense included in net loss	684	175	940	197
Less: stock-based compensation expense determined under fair value based method	(2,059)	(2,220)	(3,777)	(4,168)

Pro forma net loss	$(5,690)	$(5,773)	$(22,943)	$(18,794)

Basic and diluted loss per common share
As reported	$(.13)	$(.11)	$(.61)	$(.45)
Pro forma	(.17)	(.18)	(.70)	(.58)
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
Note 8 Guarantees
     The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, PLC. The lease has a 15 year term which began in May 2002, with current annual rental (subject to escalation) of $611. The Company believes that it does not have any obligation to perform under the guarantee as of June 30, 2004.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 9 Legal Proceedings
Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement. The class period set forth in these lawsuits begins on either May 17 or August 3, 1999, depending on the particular lawsuit, and ends for all lawsuits on April 28, 2004.

On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit has been stayed pending restatement of the Company’s financial statements. The Court has ordered plaintiffs to file an amended consolidated complaint on or before December 30, 2005. The Court has also ordered that any motion to dismiss the amended consolidated complaint be filed on or before January 23, 2006. It is not yet possible to determine the ultimate outcome of these actions.

On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, J. Kenneth Looloian, James McAnally and John Rogers, Jr., who are current directors and/or officers, and Lee Hillman, John Dwyer, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are now former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit has been stayed pending restatement of the Company’s financial statements. Under the current schedule, an amended consolidated complaint is due 60 days after the restatement. It is not yet possible to determine the ultimate outcome of these actions.

In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.

The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on our financial condition or results of operations.

In addition, the Company is, and has been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operation. However, the Company cannot provide assurance that it will be able to successfully defend or settle all pending or future purported class action claims, and the Company’s failure to do so may have a material adverse effect on its financial condition or results of operations.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 10 Subsequent Events
Stockholder Rights Plan
The Company is authorized to issue 10,000,000 shares, $.10 par value, of preferred stock in one or more series and to designate the rights, preferences, limitations, and restrictions of and upon shares of each series, including voting, redemption, and conversion rights. 602,000 shares of Series A Junior Participating Preferred Stock have been authorized; no shares are issued or outstanding.
The Series A Junior Participating Preferred Stock, $.10 par value (the “Series A Junior Stock”), if issued, will have a minimum preferential quarterly dividend payment in an amount equal to 100 times the aggregate dividends declared per share of the Company’s common stock, par value $.01 per share, (“Common Stock”) during the related quarter. In the event of liquidation, the holders of the shares of Series A Junior Stock will be entitled to a preferential liquidation payment equal to the greater of (a) $.01 per share and (b) an amount equal to 100 times the liquidation payment made per share of Common Stock. Each share of Series A Junior Stock will have 100 votes, voting together with the shares of Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Series A Junior Stock will be entitled to receive 100 times the amount received per share of Common Stock. These rights are protected by customary anti-dilution provisions.
The Company redeemed a stockholder rights plan related to the Series A Junior Stock in July 2004.
2004 Consent Solicitations
The indentures governing the Senior Subordinated Notes and the Senior notes contain covenants including restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt of an affiliate; capital expenditures; making certain investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal years; and financial reporting, and all subject to certain exceptions. As a result of the Audit Committee investigation into certain accounting issues and the retention of new independent auditors, the Company announced on August 9, 2004 that it was unable to timely file its consolidated financial statements for the quarter ending June 30, 2004 with the SEC. Although the filing delay constituted a default of the financial reporting covenants under the indentures, it did not result in an event of default until delivery to the Company of a default notice and the expiration of a 30-day cure period. On October 29, 2004, the trustee advised the Company that it would notify holders of the Senior Subordinated Notes and the Senior Notes of the defaults in accordance with the indentures and indicated its intention to send the Company a notice of default no later than December 15, 2004 unless the default was cured or waived prior to that date. On December 7, 2004, the Company completed consent solicitations to amend the indentures governing its Senior Subordinated Notes and its Senior Notes to waive through July 31, 2005 any default arising under the financial reporting covenants in the indenture from a failure to timely file its consolidated financial statements with the SEC.
Credit Agreement
In August 2004, the Company received consent from its lenders to deliver its financial statements for the quarter ending June 30, 2004 and the month ending July 31, 2004, on or before September 30, 2004. In September 2004, the Company received consent to deliver its financial statements for the quarter ending June 30, 2004 and the months ending July 31 and August 31, 2004 on or before November 1, 2004. At September 30, 2004 the Company was in compliance with its revolving credit facility.
2004 Term Loan and Revolving Credit Agreement
On October 14, 2004, the Company entered into a new credit agreement (the “Credit Agreement”) with a group of financial institutions that amends and restates its existing revolving credit agreement. The Credit Agreement provides for a $175,000 term loan expiring in October 2009 in addition to the existing $100,000 revolving credit facility which expires in June 2008. The proceeds of the term loan were used to repay the Company’s $100,000 Securitization Series 2001-1 and to provide approximately $75,000 of additional liquidity for general corporate purposes. The Credit Agreement is secured by substantially all of the Company’s real and personal property, including member obligations under installment contracts, and removes the requirement for providing lenders with audited financial statements until such time that the Company’s restatements and audits are complete. The Company’s obligations under the Credit Agreement remain guaranteed by most of its domestic subsidiaries. The Credit Agreement contains restrictive covenants that include certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; capital expenditures; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, and all subject to certain exceptions. As of December 31, 2004, the Company believed that it may be in violation of certain financial covenants contained in the Credit Agreement. On March 31, 2005, the Company entered into an amendment and waiver to the Credit Agreement that, among other things, excluded certain expenses incurred by the Company in connection with the SEC and Department of Justice investigations and other matters, from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Securitization
In October 2004, $100,000 outstanding under the Series 2001-1 floating rate accounts receivable-backed revolving facility (“Series 2001-1”) pursuant to the H&T Master Trust (the “Trust”) was repaid from proceeds of the new term loan described above. Pursuant to an amendment in March 2004, the Series 2001-1 was to commence monthly amortization of $5 million in November 2004. On September 29, 2004, the Series 2001-1 was amended to reduce the minimum Moody’s rating to be maintained on the Company’s Senior Subordinated Notes to at least Caa2. The lower rating requirement was subject to approval by the lenders under the revolving credit agreement (as defined below) to increase the monthly amortization to $8.3 million or the minimum required Moody’s rating would revert to Caa2 on November 1, 2004. As of December 31, 2003, the revolving balance under the Series 2001-1 certificates was $100,000.
Audit Committee Investigation Findings
In February 2005, the Company announced that the Audit Committee of its Board of Directors had completed its investigation into various accounting issues. The Audit Committee investigation was led by Bingham McCutchen LLP, who consulted with accounting experts PricewaterhouseCoopers LLP and Marshall Wallace. In addition, in connection with its representation of the Company in the SEC investigation, Latham &Watkins LLP conducted an inquiry into the circumstances associated with the restatement of the prepaid dues account in the financial statements for 2003 and reported to the Audit Committee on the results of that inquiry. The Audit Committee investigation identified accounting errors, attributed responsibility for these errors to the Company’s former CEO and CFO and found improper conduct on the part of the Company’s then Controller and Treasurer. The Controller and Treasurer were subsequently terminated. The investigation also indicated that there were deficiencies in internal controls over financial reporting. See Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for more complete details of management’s evaluation and report on Internal Controls Over Financial Reporting.
Department of Justice Investigation
In February 2005, the United States Justice Department commenced a criminal investigation in connection with the Company’s restatement. The investigation is being conducted by the United States Attorney for the Northern District of Illinois. The Company is fully cooperating with the investigation. It is not yet possible to determine the ultimate outcome of this investigation.
Equity Inducement Plan
On March 8, 2005, the Company adopted an Inducement Plan as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. As of November 15, 2005, 330,000 restricted shares and stock options covering an additional 130,000 shares have been granted. The restricted shares vested in May and September 2005 under the terms of the Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investments Group, LLC, Liberation Investments Ltd., Liberation Investments, L.P. and Emmanuel R. Pearlman and on September 6, 2005 by Pardus Capital Management L.P. constituted such a change in control. In the three-month periods ended June 30, 2005 and September 30, 2005, $397 and $618 respectively, in compensation was reported as general and administrative expense, related to these time-based awards.
Lawsuit in Massachusetts
On March 11, 2005, plaintiffs filed a complaint in the matter of Fit Tech Inc., et al. v. Bally Total Fitness Holding Corporation, et al., Case No. 05-CV-10471 MEL, pending in the United States District Court for the District of Massachusetts. This action is related to an earlier action brought in 2003 by the same plaintiffs in the same court alleging breach of contract and violation of certain earn-out provisions of an agreement whereby the Company acquired certain fitness centers from plaintiffs in return for shares of Bally stock. The 2005 complaint asserted new claims against the Company for violation of state and federal securities laws on the basis of allegations that misrepresentations in Bally’s financial statements resulted in Bally’s stock price to be artificially inflated at the time of the Fit-Tech transaction. Plaintiffs also asserted additional claims for breach of contract and common law claims. Certain employment disputes between the parties to this litigation are also subject to arbitration in Chicago. Plaintiffs’ claims are brought against the Company and its current Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. It is not yet possible to determine the ultimate outcome of this action.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Amendment and Waiver
On March 31, 2005, the Company entered into an amendment and waiver to its existing term loan and revolving credit facility that, among other things, excluded certain expenses incurred by the Company in connection with the SEC and Department of Justice investigations and other matters from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements.
Stockholder Derivative Lawsuits in Illinois Federal Court
On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain current and former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. It is not yet possible to determine the ultimate outcome of this action.
Vesting of Restricted Stock under the 1996 Long-Term Incentive Plan
On May 4, 2005, 1,320,500 shares of restricted stock became vested under the terms of the 1996 Long-Term Incentive Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control is defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investments Group, LLC, Liberation Investments Ltd., Liberation Investments, L.P. and Emmanuel R. Pearlman constituted such a change in control. Accordingly, 808,000 shares of restricted stock subject to four-year cliff vesting conditions and 512,500 shares of restricted stock subject to certain performance-based conditions lapsed. In connection with this event, $2,201 of unearned compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the time-based restricted shares, and $1,609 in compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the performance-based restricted shares. Existing employment agreements with certain executives contain tax consequence gross-up provisions the effects of which resulted in $1,135 in compensation reported as general and administrative expense in the three-months ended June 30, 2005.
Arbitration Award
On May 12, 2005, the Company received notification of an arbitration award requiring it to pay the counter-party $14,300 plus accruing interest to the date of payment. This arbitration award represents the culmination of a contractual dispute between the Company and Household Credit Services (II) and Household Bank (SB), N.A. whereby membership obligations were transferred into a credit card program funded and managed by Household. Payment in full was made on August 18, 2005.
2005 Consent Solicitation
On July 13, 2005, the Company commenced the solicitation of consents to extend the original waivers of defaults obtained on December 7, 2004 from holders of its Senior Notes and Senior Subordinated Notes (“Noteholders’’) under the indentures governing the notes. On August 4 and 5, 2005, the Company received notices of default under the indentures following the expiration of the waiver of the financial reporting covenant default on July 31, 2005. The notices commenced a 30-day cure period and a 10-day period after which a cross-default would have occurred under the Company’s Credit Agreement. Effective August 9, 2005, the Company entered into a consent with its lenders under the Credit Agreement to extend the 10-day period until August 31, 2005. On August 24 and August 30, the Company received consents from holders of a majority of its Senior Subordinated Notes and its Senior Notes, respectively, to extend the waivers until November 30, 2005. Effective August 24, 2005, the Company further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and Senior Notes, to exclude certain additional expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending March 31, 2006 and limited revolver borrowings under the Credit Agreement if unrestricted cash exceed certain levels. On November 1, 2005, the Company completed a consent solicitation of those holders of Senior Subordinated Notes who were not party to the August 24, 2005 consent agreement. Fees paid for these consents to the Noteholders consisted of cash payments of $4,865.6 and issuance of 1,903,206 shares of unregistered Common Stock. The solicitation agent was issued 232,000 shares of unregistered Common Stock as compensation for services rendered, while the lenders under the Credit Agreement were paid $2,925.6 in cash for their consents and amendment. In addition, on November 28, 2005, the Company entered into a Stock Purchase Agreement with the solicitation agent pursuant to which 409,314 shares of unregistered Common Stock were issued to the solicitation agent in exchange for $1,432.6, which equalled the consent fee the Company paid in cash to holders of the Senior Subordinated Notes in connection with the consent solicitation.
Crunch Purchase Agreement
On September 16, 2005, the Company entered into a Purchase Agreement to sell all of its health clubs operating under the Crunch FitnessSM brand along with four additional health clubs operating under different brands in the San Francisco, California market as well as the Gorilla SportsSM brand, for a total purchase price of $45,000, subject to certain purchase price adjustments including, but not limited to, adjustments for taxes, insurance and rent. The Company retains all pre-closing liabilities associated with these health clubs. Closing of the transaction is subject to a number of significant closing conditions set forth in the Purchase Agreement, including consent to the transfer and release of the Company’s tenant and guarantee obligations by the lessors under the various leases for the facilities to be sold. While negotiations with all landlords are ongoing and we continue to diligently pursue obtaining these consents, the limited progress made to date in securing consents raises substantial doubt about the ability of both parties to successfully close the transaction. Furthermore, under the Purchase Agreement, either the Company or the purchaser may terminate the transaction if the closing has not occurred by December 31, 2005. There can be no assurance that the closing conditions will be satisfied prior to that date or that the transaction will close.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Adoption of Rights Plan
On October 17, 2005, the Company entered into a consent agreement with its lenders under its Credit Agreement to permit the Company to enter into Rights Plan Transactions (as defined). On October 18, 2005, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan’’), authorized a new class of and issuance of up to 100,000 shares of Series B Junior Participating Preferred Stock, and declared a dividend of one preferred share purchase right (the “Right’’) for each share of Common Stock held of record at the close of business on October 31, 2005. Each Right, if and when exercisable, entitles its holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at a price of $13.00 per one one-thousandth of a Preferred Share subject to certain anti-dilution adjustments.
The Rights Plan provides that the Rights become exercisable only after a triggering event, including a person or group acquiring 15% or more of the Company’s Common Stock. The Company’s Board of directors is entitled to redeem the Rights for $0.001 per Right at any time prior to a person acquiring 15% or more of the outstanding Common Stock. Should a person or group acquire more than 15% of the Company’s Common Stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price and in lieu of receiving shares of preferred stock, a number of shares of Common Stock of Bally having a market value at that time of twice the Right’s exercise price. In the same regard, the Rights of the acquiring person or group will become void and will not be exercisable. If Bally is acquired in a merger or other business combination transaction not approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price and in lieu of receiving shares of preferred stock, a number of the acquiring company’s common shares having a market value at that time of twice the Right’s exercise price.
The Rights Plan will terminate on July 15, 2006 unless the issuance of the Rights is ratified by Company stockholders prior to that time. The Board of Directors presently intends to submit the Rights Plan to stockholders for ratification prior to July 15, 2006, unless previously redeemed, exchanged or otherwise terminated. If the stockholders ratify the Rights at that meeting, the expiration date will be October 18, 2015, subject to stockholder ratification every subsequent two years no later than July 31st of the applicable year beginning 2008.
Net Operating Loss Carryforwards
Due to equity transactions that occurred in 2005, an ownership change for purposes of IRC Section 382 may have occurred. If an ownership change did occur, under the provisions of IRC Section 382 the utilization of some of the previously disclosed net operating loss and tax credit carryforwards may be significantly limited. As described in Note 6, a valuation allowance has been provided to reduce the related deferred tax asset to nil.
Insurance Lawsuit
On November 10, 2005, two of the Company’s excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc, n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05 C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleges that financial information included in the Company’s applications for certain directors and officers liability insurance policies was materially false and misleading. Plaintiffs request the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. The Company intends to vigorously defend the action.
Amendments to Employment Agreements
In November 2005, the Company amended the employment contracts with Mr. Paul A. Toback, President and Chief Executive Officer, Mr. Carl J. Landeck, SVP and Chief Financial Officer, Mr. Marc D. Bassewitz, SVP and General Counsel, Mr. Harold Morgan, SVP and Chief Administrative Officer, and James A. McDonald, SVP and Chief Marketing Officer to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control’’ for issuances of equity by the Company. These amendments became effective only upon the filing of the Annual Report on Form 10-K for the year ended December 31, 2004.
Director Compensation
In 2005, the Company increased the stipend for non-employee directors serving as committee chairmen from $2 to $7.5 per year. In addition, as of the date of this filing, the following additional compensation for non-employee directors became effective: (i) for the 2005 year, an additional $50 cash retainer; (ii) the Audit Committee chairman stipend will be raised to $25; (iii) subject to stockholder approval of an equity compensation plan, for years ending after December 31, 2005, an annual grant of $30 of equity compensation in the form of restricted stock and/or options; and (iv) subject to stockholder approval of an equity compensation plan, a grant of $20 of restricted stock in 2006 and 2007.
Engagement of J.P. Morgan Securities Inc.
On November 29, 2005, the Company engaged J.P. Morgan Securities Inc. to advise the Company, together with The Blackstone Group, in exploring strategic alternatives, including potential equity transactions or the sale of businesses or assets.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 11 Condensed Consolidating Financial Statements
     Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture to the Bally Total Fitness Holding Corporation 10 1/2% Senior Notes due 2011 (“the Notes”) issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including substantially all domestic subsidiaries of the Parent. Non-Guarantor subsidiaries include Canadian operations and special purpose entities for accounts receivable and real estate finance programs.
     As defined in the indenture to the Notes, Guarantor subsidiaries include:
59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehab of West Palm Beach, Inc.; Connecticut Coast Fitness Centers, Inc. (N/K/A Bally Total Fitness of Connecticut Coast, Inc.); Connecticut Valley Fitness Centers, Inc. (N/K/A/ Bally Total Fitness of Connecticut Valley, Inc.); Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Holiday Health & Fitness Centers of New York, Inc. (N/K/A Bally Total Fitness of Upstate New York, Inc.); Holiday Health Clubs and Fitness Centers, Inc. (N/K/A Bally Total Fitness of Colorado, Inc.); Holiday Health Clubs of the Southeast, Inc. (N/K/A Bally Total Fitness of the Southeast, Inc.); Holiday/Southeast Holding Corp.; Holiday Spa Health Clubs of California (N/K/A Bally Total Fitness of California, Inc.); Holiday Universal, Inc. (N/K/A Bally Total Fitness of the Mid-Atlantic, Inc); Crunch Fitness International, Inc.; Jack La Lanne Fitness Centers, Inc. (N/K/A Bally Total Fitness of Greater New York, Inc.); Jack La Lanne Holding Corp.; Manhattan Sports Club, Inc. (N/K/A Bally Sports Clubs, Inc.); Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Physical Fitness Centers of Philadelphia, Inc. (N/K/A Bally Total Fitness of Philadelphia, Inc.); Providence Fitness Centers, Inc. (N/K/A Bally Total Fitness of Rhode Island, Inc.); Rhode Island Holding Company; Scandinavian Health Spa, Inc. (N/K/A Bally Total Fitness of the Midwest, Inc.); Scandinavian US Swim & Fitness, Inc. (N/K/A Bally Total Fitness of Minnesota, Inc.), Soho Ho LLC; Sportslife, Inc. (N/K/A Crunch Fitness International, Inc.); Sportslife Gwinnett, Inc. (N/K/A Crunch Fitness International, Inc.); Sportslife Roswell, Inc. (N/K/A Crunch Fitness International, Inc.); Sportslife Stone Mountain, Inc. (N/K/A Crunch Fitness International, Inc.); Sportslife Town Center II, Inc. (N/K/A Crunch Fitness International, Inc.); Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.
     The following tables present the condensed consolidating balance sheet at June 30, 2004 and December 31, 2003, the condensed consolidating statements of operations for the three months ended June 30, 2004 and 2003, and the condensed consolidating statements of cash flows for the six months ended June, 2004 and 2003.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash	$—	$11,489	$835	$—	$12,324
Other current assets	—	31,083	983	—	32,066

Total current assets	—	42,572	1,818	—	44,390

Net property and equipment, at cost	—	371,456	16,763	—	388,219
Goodwill	—	40,261	1,373	—	41,634
Trademarks	6,507	3,112	691	—	10,310
Intangible assets, net	—	7,615	1,346	—	8,961
Investment in and advances to subsidiaries	(873,456)	221,315	—	652,141	—
Other assets	10,951	19,076	11,396	—	41,423

	$(855,998)	$705,407	$33,387	$652,141	$534,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$62,922	$511	$—	$63,433
Income taxes payable	—	708		—	708
Deferred income taxes	—	184		—	184
Accrued liabilities	18,025	110,881	6,340	—	135,246
Current maturities of long-term debt	15,416	1,720	4,167	—	21,303
Deferred revenues		336,241	6,130	—	342,371

Total current liabilities	33,441	512,656	17,148	—	563,245

Long-term debt, less current maturities	574,212	13,747	113,071		701,030

Net affiliate payable	—	564,468	(47,616)	(516,852)	—

Other liabilities	—	125,824	1,456	—	127,280

Deferred revenues	—	595,648	11,385	—	607,033

Stockholders’ equity (deficit)	(1,463,651)	(1,106,936)	(62,057)	1,168,993	(1,463,651)

	$(855,998)	$705,407	$33,387	$652,141	$534,937

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2003 (Restated see Note 2)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash	$—	$13,394	$246	$—	$13,640
Other current assets	—	32,371	1,485	—	33,856

Total current assets	—	45,765	1,731	—	47,496

Property and equipment, net	—	372,621	20,279	—	392,900
Goodwill, net	—	40,188	1,471	—	41,659
Trademarks, net	6,507	3,401	691	—	10,599
Intangible assets, net	—	8,663	1,346	—	10,009
Deferred income taxes	—	90	—	—	90
Investment in and advances to subsidiaries	(853,301)	221,315	—	631,986	—
Other assets	12,654	20,840	12,099	—	45,593

	$(834,140)	$712,883	$37,617	$631,986	$548,346

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$62,191	$673	$—	$62,864
Deferred income taxes	—	836	—	—	836
Accrued liabilities	20,444	102,604	6,358	—	129,406
Current maturities of long-term debt	17,189	3,949	4,255	—	25,393
Deferred revenues	—	332,107	5,898	—	338,005

Total current liabilities	37,633	501,687	17,184	—	556,504

Long-term debt, less current maturities	573,335	14,998	116,345	—	704,678

Net affiliate payable	—	591,306	(45,642)	(545,664)	—

Other liabilities	—	120,937	1,454	—	122,391

Deferred revenues	—	598,927	10,954	—	609,881

Stockholders’ equity (deficit)	(1,445,108)	(1,114,972)	(62,678)	1,177,650	(1,445,108)

	$(834,140)	$712,883	$37,617	$631,986	$548,346

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$237,044	$9,454	$—	$246,498
Retail products	—	14,025	403	—	14,428
Miscellaneous	—	4,047	500	—	4,547

	—	255,116	10,357	—	265,473

Operating costs and expenses:
Membership services	—	182,838	6,422	—	189,260
Retail products	—	13,465	348	—	13,813
Advertising	—	15,753	371	—	16,124
General and administrative	957	14,467	529	—	15,953
Depreciation and amortization	—	16,737	549	—	17,286

	957	243,260	8,219	—	252,436

Operating income (loss)	(957)	11,856	2,138	—	13,037

Equity in net income (loss) of subsidiaries	10,278	—	—	(10,278)	—

Interest expense	(14,299)	(1,809)	(2,606)	2,090	(16,624)
Foreign exchange loss	—	—	(459)	—	(459)
Other, net	664	17	1,353	(2,090)	(56)

	(3,357)	(1,792)	(1,712)	(10,278)	(17,139)

Income (loss) before income taxes	(4,314)	10,064	426	(10,278)	(4,102)
Income tax provision	—	(212)	—	—	(212)

Net income (loss)	$(4,314)	$9,852	$426	$(10,278)	$(4,314)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2003 (Restated see Note 2)
			Guarantor	Non-Guarantor		Consolidated
	Parent		Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership revenue	$—		$227,988	$8,682	$—	$236,670
Retail products	—		14,156	403	—	14,559
Miscellaneous	—		4,444	380	—	4,824

	—		246,588	9,465	—	256,053

Operating costs and expenses:
Membership services	—		173,603	6,178	—	179,781
Retail products	—		14,714	340	—	15,054
Advertising	—		14,159	373	—	14,532
General and administrative	900		12,307	324	—	13,531
Depreciation and amortization	—		19,030	635	—	19,665

	900		233,813	7,850	—	242,563

Operating income (loss)	(900)		12,775	1,615	—	13,490

Equity in income (loss) from continuing operations of subsidiaries	9,865		—	—	(9,865)	—
Interest expense	(11,147)		(2,715)	(2,465)	2,077	(14,250)
Foreign exchange gain	—		—	1,029	—	1,029
Other, net	464		(1,701)	1,610	(2,077)	(1,704)

	(818)		(4,416)	174	(9,865)	(14,925)

Income (loss) from continuing operations before income taxes	(1,718)		8,359	1,789	(9,865)	(1,435)
Income tax provision	—		(283)	—	—	(283)

Income (loss) from continuing operations	(1,718)		8,076	1,789	(9,865)	(1,718)
Discontinued operations
Loss from discontinued operations	(311	)*	—	(311)	311	(311)
Loss on disposal	(1,699	)*	—	(1,699)	1,699	(1,699)

Loss from discontinued operations	(2,010	)*	—	(2,010)	2,010	(2,010)

Net income (loss)	$(3,728)		$8,076	$(221)	$(7,855)	$(3,728)

*	Equity in amounts from subsidiaries related to discontinued operations and cumulative effect of changes in accounting principles.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
Net revenues:
Membership services	$—	$466,803	$18,682	$—	$485,485
Retail products	—	28,643	811	—	29,454
Miscellaneous	—	8,656	924	—	9,580

	—	504,102	20,417	—	524,519

Operating costs and expenses:
Membership services	—	367,015	13,735	—	380,750
Retail products	—	27,532	699	—	28,231
Advertising	—	35,063	692	—	35,755
General and administrative	1,914	28,967	952		31,833
Depreciation and amortization	—	33,439	1,080	—	34,519

	1,914	492,016	17,158	—	511,088

Operating income (loss)	(1,914)	12,086	3,259	—	13,431

Equity in net income (loss) of subsidiaries	8,343	—	—	(8,343)	—

Interest expense	(27,824)	(3,655)	(5,169)	4,112	(32,536)
Foreign exchange loss	—	—	(406)	—	(406)
Other, net	1,289	31	2,622	(4,112)	(170)

	(18,192)	(3,624)	(2,953)	(8,343)	(33,112)

Income (loss) before income taxes	(20,106)	8,462	306	(8,343)	(19,681)
Income tax provision	—	(425)	—	—	(425)

Net income (loss)	$(20,106)	$8,037	$306	$(8,343)	$(20,106)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2003 (Restated see Note 2)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$447,216	$17,247	$—	$464,463
Retail products	—	28,819	796	—	29,615
Miscellaneous	—	8,858	721	—	9,579

	—	484,893	18,764	—	503,657

Operating costs and expenses:
Membership services	—	346,458	13,417	—	359,875
Retail products	—	29,202	680	—	29,882
Advertising	—	30,656	725	—	31,381
General and administrative	1,800	22,329	647	—	24,776
Depreciation and amortization	—	39,176	989	—	40,165

	1,800	467,821	16,458	—	486,079

Operating income (loss)	(1,800)	17,072	2,306	—	17,578

Equity in income (loss) from continuing operations of subsidiaries	11,760	—	—	(11,760)	—

Interest expense	(22,315)	(5,531)	(5,006)	3,997	(28,855)
Foreign exchange gain	—	—	1,980	—	1,980
Other, net	672	(1,695)	3,200	(3,997)	(1,820)

	(9,883)	(7,226)	174	(11,760)	(28,695)

Income (loss) from continuing operations before income taxes	(11,683)	9,846	2,480	(11,760)	(11,117)
Income tax provision	—	(566)	—	—	(566)

Income (loss) from continuing operations	(11,683)	9,280	2,480	(11,760)	(11,683)
Discontinued operations
Loss from discontinued operations	(815)*	—	(815)	815	(815)
Loss on disposal	(1,699)*	—	(1,699)	1,699	(1,699)

Loss from discontinued operations	(2,514)	—	(2,514)	2,514	(2,514)

Income (loss) before cumulative effect of changes in accounting principles	(14,197)	9,280	(34)	(9,246)	(14,197)
Cumulative effect of changes in accounting principles	(626)*	(626)	—	626	(626)

Net income (loss)	$(14,823)	$8,654	$(34)	$(8,620)	$(14,823)

*	Equity in amounts from subsidiaries related to discontinued operations and cumulative effect of changes in accounting principles.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,106)	$8,037	$306	$(8,343)	$(20,106)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	1,149	33,568	1,541	—	36,258
Changes in operating assets and liabilities	(1,615)	16,932	958	—	16,275
Changes in net affiliate balances	—	(28,695)	(111)	28,806	—
Other, net	902	206	406	—	1,514

Cash provided by (used in) operating activities	(19,670)	30,048	3,100	20,463	33,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(26,918)	—	—	(26,918)
Acquisitions of businesses, net of cash acquired and other	—	—	(109)	—	(109)
Investment in and advances to subsidiaries	20,463	—	—	(20,463)	—

Cash provided by (used in) investing activities	20,463	(26,918)	(109)	(20,463)	(27,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	8,000	—	—	—	8,000
Net repayments of other long-term debt	(8,895)	(5,035)	(2,976)	—	(16,906)
Debt issuance and refinancing costs	(251)	—	—	—	(251)
Stock purchase and options plans	353	—	—	—	353

Cash used in financing activities	(793)	(5,035)	(2,976)	—	(8,804)
Increase (decrease) in cash	—	(1,905)	15	—	(1,890)
Effect of exchange rate changes on cash balances	—	—	574	—	574
Cash, beginning of year	—	13,394	246	—	13,640

Cash, end of year	$—	$11,489	$835	$—	$12,324

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)

	Six months ended June 30, 2003 (Restated, see Note 2)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change in accounting principle	$(14,197)	$9,280	$(34)	$(9,246)	$(14,197)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	1,355	39,334	1,446	—	42,135
Changes in operating assets and liabilities	(2,468)	26,475	1,519	—	25,526
Changes in net affiliate balances	—	(23,308)	(2,470)	25,778	—
Other, net	160	199	(276)	—	83

Cash provided by (used in) operating activities	(15,150)	51,980	185	16,532	53,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(23,506)	—	—	(23,506)
Acquisitions of businesses, net of cash acquired and other	—	—	(412)	—	(412)
Investments in and advances to subsidiaries	16,532	—	—	(16,532)	—

Cash provided by (used in) investing activities	16,532	(23,506)	(412)	(16,532)	(23,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	5,000	—	—	—	5,000
Net borrowings (repayments) of other long-term debt	(6,777)	(25,563)	1,364	—	(30,976)
Debt issuance and refinancing costs	—	—	(458)	—	(458)
Stock purchase and options plans	395	—	—	—	395

Cash provided by (used in) financing activities	(1,382)	(25,563)	906	—	(26,039)
Increase in cash	—	2,911	679	—	3,590
Effect of exchange rate changes on cash balances	—	—	(290)	—	(290)
Cash, beginning of year	—	11,919	208	—	12,127

Cash, end of year	$—	$14,830	$597	$—	$15,427

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Supplementary Data, and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” each contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
Restatements and Reclassifications
          We undertook a comprehensive review of our previously filed consolidated financial statements, including an independent internal investigation As a result of the review, we restated our previously reported consolidated financial statements for the years ended December 31, 2000, 2001, 2002 and 2003, and engaged a new independent accounting firm to audit the restated 2002 and 2003 financial statements. The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of approximately $1,825 million as of January 1, 2003, a reduction in the previously reported net income of $1.9 million to a restated net loss of $14.8 million for the six months ended June 30, 2003 and a decrease in previously reported net income of $7.6 million to a restated net loss of $3.7 million for the three months ended June 30, 2003.
          Except as otherwise specified, all information presented in this Item, the accompanying condensed consolidated financial statements, and the related notes include all such restatements. For additional information and a detailed discussion of the accounts restated, see Note 2 “Restatements and Reclassifications,” to the accompanying condensed consolidated financial statements. The following discussion and analysis are based upon such restated and reclassified financial data.
Executive Summary of Business
          Bally is the largest publicly-traded commercial operator of fitness centers in North America in terms of number of members, revenues and square footage of its facilities. As of June 30, 2004, we operated 418 fitness centers collectively serving approximately 3.6 million members. These 418 fitness centers occupied a total of 12.7 million square feet.
          Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 350 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of June 30, 2004, we operated fitness centers in over 45 major metropolitan areas representing 63 percent of the United States population and over 16 percent of the Canadian population. Members electing multiple center access are required to make larger monthly payments.
          Concentrating our clubs in major metropolitan areas has the additional benefits of (i) providing our members access to multiple locations to facilitate achieving their fitness goals; (ii) strengthening the Bally Total Fitness® brand awareness; (iii) leveraging national advertising; (iv) enabling the Company to develop promotional partnerships with other national or regional companies; and (v) more cost effective regional management and control by leveraging our existing operations in those markets.
          Historically, Bally memberships in most markets required a two or three year commitment from the member with payments comprised of an initiation fee, interest and monthly dues. Since late 2003, we have expanded these offers to include “pay-as-you-go” membership options that provide greater flexibility to members.
We have three principal sources of revenue:
1)	Our primary revenue source is membership services revenue derived from the operation of our fitness centers. Membership services revenue includes amounts paid by our members in the form of enrollment fees and monthly membership and dues payments. It also includes revenue generated from sales of personal training services provided.

Currently, most of our members choose to purchase their memberships under our multi-year value plan by paying an initial enrollment fee and by making monthly payments throughout the term of their membership. Monthly payments under our value plan are generally fixed during an initial obligatory payment period, for up to three years pursuant to retail installment contracts. After the initial obligatory period of membership, our members enter the non-obligatory renewal period of membership and continue to make monthly payments to maintain membership privileges. Under sales methods in effect during 2004, term membership monthly payments were substantially discounted from the initial obligatory term monthly payment levels. Following the nationwide 2005 implementation of our new “Build Your Own Membership” pricing plan, as described in the Annual Report on Form 10-K for the year ended December 31, 2004, monthly payments in the renewal phase of membership carry a smaller or no discount to the initial period monthly payment level. Our members may also choose to purchase a prepaid membership for periods up to three years. Members choosing our “pay-as-you-go” membership payment option make month-to-month non-obligatory payments after paying an initial enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

Our membership services revenue is generally collected as cash on a basis that does not conform to its basis of revenue recognition, resulting in the deferral of significant amounts received early in the membership period that will be recognized in later periods. This recognition methodology is a consequence of our long history of offering membership programs with higher levels of monthly or total payments during the initial period of membership, generally for periods of up to three years, followed by discounted payments in the subsequent renewal phase of membership. Our revenue recognition objective is to recognize an even amount of membership revenue from our members throughout their entire term of membership, regardless of the payment pattern. As a result, we make estimates of membership term length on a composite group basis of all members joining in a period, and set up separate amortization pools based on estimated total group membership term length averages. Estimated term lengths used to create the separate amortization term groups for revenue recognition are based on historical average membership terms experienced by our members.

Membership services revenue related to members who maintain their membership for periods beyond the initial term of membership is deferred as collected and recognized on a straight-line basis over the estimated term of total membership. Our historical evaluation of members who have joined since 1996 resulted in a determination that approximately 35% of originated monthly payment revenue from our members is subject to deferral to be recognized over their entire term of membership. As a result, we defer all collections received from members in this group, and recognize as membership service revenue these amounts based on five amortization pools with amortization periods of 39 months to 245 months, representing composite average membership terms of membership of between 37 months and 360 months. Membership services revenues that have been prepaid in their entirety for the initial term of membership are recognized in a similar manner, except that the estimate of the group expected to remain a member for only the initial period of membership is amortized over 36 months. Based on the historical attrition patterns of members who pay their membership in full upon origination, approximately 69% of such membership revenue relates to members who maintain their membership beyond the initial three-year period of membership, which is amortized using the same five amortization pools as described for monthly collections.

We evaluate the actual attrition patterns of all of our deferred revenue pools on a quarterly basis and make adjustments from our historical experience to take into account actual attrition by origination month groups. As we determine that our new estimated attrition is different than the initial estimate based on historical patterns, we recognize as a change in accounting estimate a charge or credit to membership services revenue in the period of evaluation to cumulatively adjust past recognition and future deferred revenue amounts. Under our deferred revenue methodology, an increase in membership attrition rates will result in an increase in revenue in the period of adjustment as it is determined that amounts previously deferred to future periods of membership no longer need to be deferred. Alternatively, a decrease in membership attrition rates can reduce membership services revenue as it is determined that amounts previously considered earned are required to be deferred for recognition in future periods.

Membership services revenue comprised approximately 92 percent of total revenue for the three months ended June 30, 2004 and 2003, respectively. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 6 percent of total revenue in the six months ended June 30, 2004 and six months ended June 30, 2003.

3)	The balance of our revenue (approximately 2 percent for each of the six months ended June 30, 2004 and June 30, 2003) primarily consists of franchising revenue, guest fees and specialty programs such as martial arts programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy, from sales of Bally-branded products by third-parties, and from weight management programs. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.
Our operating costs and expenses are comprised of the following:
1)	Membership services expenses consist primarily of salary, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our fitness centers as well as the costs to operate member processing and collection centers. The centers provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Advertising expenses consist of our marketing department, media and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to the various accounting investigations.

5)	Depreciation and amortization expenses represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings are depreciated over 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements, or the remaining non-cancelable lease terms.
          We evaluate the results of our fitness centers on a two-tiered segment basis (comparable and non-comparable) depending on how long the fitness centers have been open at the measurement date. We include a fitness center in comparable fitness center revenues beginning on the first day of the 13th full calendar month of the fitness center’s operation, prior to which time we refer to the fitness center as an a non-comparable fitness center and, therefore, an element of non-comparable revenue.
          We measure performance using key operating statistics such as profitability per club, per area and per region. We also evaluate average revenue per member and fitness center operating expenses, with an emphasis on payroll and comparable fitness center revenue growth. We use fitness center cash contribution, cash revenue and EBITDA to evaluate overall performance and profitability on an individual fitness center basis. In addition, we focus on several membership statistics on a fitness center-level and system-wide basis. These metrics include growth of fitness center membership base and growth of system-wide members, fitness center number of workouts per month, fitness center membership sales mix among various membership types and membership retention.
          Our primary sources of cash are enrollment fees and monthly dues paid by our members and sales of products and services, primarily personal training. Because enrollment fees and monthly dues are recognized over the later of when such payments are collected or earned, cash received from enrollment fees and monthly dues will often be received before such payments are recognized in the consolidated statement of operations.
          Our primary capital expenditures relate to the construction of new fitness centers and upgrading and expanding our existing fitness centers. The construction and equipment costs for a new fitness center approximates $3.5 million, on average, which varies based on the costs of construction labor, as well on the planned service offerings and size and configuration of the facility as well as on the market.
          Most of our operating costs are relatively fixed, but compensation costs, including sales compensation costs, are variable based on membership origination and personal training sales trends. Because of the large pool of relatively fixed operating costs and the minimal incremental cost of carrying additional members, increased membership origination and better membership retention lead ultimately to increased profitability. Accordingly, we are focusing on member acquisition and member retention as key objectives.
          We believe our substantially fixed operating cost structure and stable maintenance capital expenditure requirements will result in relatively predictable cash requirements for the next few years.
          We believe we are well positioned to benefit from continued growth in club membership, which, according to the IHRSA’s Industry Data Survey of the Health and Fitness Club Industry, increased 4.8% in 2004 and 8.5% in 2003. Conversely, increased competition, including competition from very small fitness centers (less than 3,000 square feet), will require us to continue to reinvest in our facilities to remain competitive. Furthermore, price discounting by competitors, particularly in competitive markets, may negatively impact our membership growth and/or our yield-per-member. Our principal strategies are to improve member origination and retention and to maintain/increase yield-per-member by enhancing customer service, promoting and improving our products and services and improving operating efficiencies. See Item 2—Risk Factors Relating to the Company—“We may not be able to attract or retain a sufficient number of members to maintain or expand the business” and “We are subject to risks associated with implementation of the new business initiatives”.

Critical Accounting Policies
     Our condensed consolidated financial statements are prepared in accordance with accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner from period-to-period.
     The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make judgments, estimates and assumptions at a specific point in time that affect the reported amounts of certain assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily obtainable from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies are impacted significantly by judgments, estimates and assumptions used in the preparation of the condensed consolidated financial statements.
Membership Services Revenues: Our membership services revenue is generally collected as cash on a basis that does not conform to its basis of revenue recognition, resulting in the deferral of significant amounts received early in the membership period that will be recognized in later periods. This recognition methodology is a consequence of our long history of offering membership programs with higher levels of monthly or total payments during the initial period of membership, generally for periods of up to three years, followed by discounted payments in the subsequent renewal phase of membership. Our revenue recognition objective is to recognize an even amount of membership revenue from our members throughout their entire term of membership, regardless of the payment pattern. As a result, we make estimates of membership term length on a composite group basis of all members joining in a period, and set up separate amortization pools based on estimated total group membership term length averages. Estimated term lengths used to create the separate amortization term groups for revenue recognition are based on historical average membership terms experienced by our members.
     Membership services revenue related to members who maintain their membership for only the initial period of membership, or who default in their monthly payment obligation during the initial period of membership, is recognized on a basis of the later of when received, or earned in the case of prepayments during the initial period. For these members, the payments made during the initial period of membership are amortized on an even basis over the initial term of membership, with any initial enrollment fee payment amortized over the initial term of membership. Upon default of the monthly payment obligation for this group of members, unrecognized deferred revenue related to the enrollment fee paid upon origination is recognized in the period of default.
     Membership services revenue related to members who maintain their membership for periods beyond the initial term of membership is deferred as collected and recognized on a straight-line basis over the estimated term of total membership. Our historical evaluation of members who have joined since 1996 resulted in a determination that approximately 35% of originated monthly payment revenue from our members is subject to deferral to be recognized over their entire term of membership. As a result, we defer all collections received from members in this group, and recognize as membership service revenue these amounts based on five amortization pools with amortization periods of 39 months to 245 months, representing composite average membership terms of membership of between 37 months and 360 months. Membership services revenues that have been prepaid in their entirety for the initial term of membership are recognized in a similar manner, except that the estimate of the group expected to remain a member for only the initial period of membership is amortized over 36 months. Based on the historical attrition patterns of members who pay their membership in full upon origination, approximately 69% of such membership revenue relates to members who maintain their membership beyond the initial three-year period of membership, which is amortized using the same five amortization pools as described for monthly collections.
     We evaluate the actual attrition patterns of all of our deferred revenue pools on a quarterly basis and make adjustments from our historical experience to take into account actual attrition by origination month groups. As we determine that our new estimated attrition is different than the initial estimate based on historical patterns, we recognize as a change in accounting estimate a charge or credit to membership services revenue in the period of evaluation to cumulatively adjust past recognition and future deferred revenue amounts. Under our deferred revenue methodology, an increase in membership attrition rates will result in an increase in revenue in the period of adjustment as it is determined that amounts previously deferred to future periods of membership no longer need to be deferred. Alternatively, a decrease in membership attrition rates can reduce membership services revenue as it is determined that amounts previously considered earned are required to be deferred for recognition in future periods.

     Our membership contracts have often included multiple deliverables, including the membership, personal training services and nutritional products. We recognize revenue on these multiple deliverable membership contracts pursuant to the requirements of Emerging Issues Task Force Issue 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, revenue from separate elements of multiple deliverable contracts is required to be recognized under the revenue recognition method appropriate for each element so long as objective and reliable evidence of the fair value of the non-delivered element is present. In our case, our personal training and nutritional products are delivered early in the contract term, while the membership is delivered over the entire term of membership. Recognition of personal training and nutritional products as delivered would be appropriate so long as we could determine a fair value of the membership component. We have determined that our membership pricing policies result in a variable amount of membership revenue based on whether our members received a promotional discount to the monthly payment or based on the level of initial payment, which has been variable in our past practices. As a result, we do not qualify under EITF 00-21 for separation of the elements of our multiple deliverable contracts due to a lack of objective evidence of the fair value of the membership element, so all elements are recognized under the deferral basis of the membership element as described above.
     In addition to prepayments of membership services revenues upon membership origination, members also may prepay their monthly membership payments throughout the term of their membership. All such payments related to future membership periods are deferred and recognized over the period of prepayment. Prepayments include amounts our members have paid in advance toward periodic payment obligations, including membership dues and monthly payments from members during their initial term of membership.
     Membership services revenue also includes revenues from the rendering of personal training services to our members. In addition to personal training sold to new members as part of our membership contract as described above, we sell personal training services on a contract basis to our existing members. Our members either pay-in-full for their multiple session training packages, or make monthly payments for periods of up to three months after making an initial payment. All personal training revenue must be collected in order to be eligible for recognition as no receivable is recorded for the monthly payments not yet received. Personal training services revenue included in membership services revenue is recognized at the later of cash receipt or as earned through the rendering of personal training sessions. Cash receipts for personal training services that have not been rendered at period end are included in the deferred revenue liability.
Self-Insurance Costs: We retain risk related to workers’ compensation and general liability claims, supplemented by individual and aggregate stop-loss limits. Reported liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred, but not reported, for all claims through June 30, 2004. Case-reserves are established for reported claims using case basis evaluation of the underlying claim data and are updated as information becomes known. The liabilities for workers’ compensation claims are accounted for on a present value basis utilizing a risk-adjusted discount rate.
     The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the ultimate liability for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled, can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could affect future claim costs and currently recorded liabilities.
Valuation of Long-Lived Assets: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we monitor the carrying values of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred.

These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific fitness centers, to the respective carrying values. If impairment is identified for long-lived assets to be held and used, we compare discounted future cash flows to the current carrying values of the related assets. We record impairment when the carrying values exceed the discounted cash flows. The factors most significantly affecting the impairment calculation are our estimates of future cash flows. Our cash flow projections carry several years into the future and include assumptions on variables such as growth in cash flows, and our cost of capital; any changes in these variables could have an effect upon our valuation.
     We perform impairment reviews at the club level. Generally, costs to reduce the carrying value of long-lived assets are reflected in the Consolidated Statements of Earnings as “asset impairment charges.” There was no asset impairment charges for the three and six months ended June 30, 2004.
Valuation of Goodwill: The Company has elected to do annual tests for indications of goodwill impairment as of December 1 of each year , and also upon the occurrence of trigger events. The reviews are performed at the area operating level, which can include multiple markets.. The Company utilizes discounted cash flow models and relevant market multiples for comparable businesses to determine fair value used in the goodwill impairment evaluation. Management’s estimates of fair value are based upon factors such as projected future sales, price increases, and other uncertain elements requiring significant judgments. While the Company uses available information to prepare its estimates and to perform impairment evaluations, actual results could differ significantly, resulting in future impairment and losses related to recorded goodwill balances.
     The annual impairment review requires the extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Similar to our policy on impairment of long-lived assets, the cash flow projections embedded in our goodwill impairment reviews can be affected by several items such as inflation, the economy and market competition, which could negatively impact the Company’s membership pricing and related cash flow. Actual results could differ significantly, resulting in future impairment losses related to recorded goodwill balances.
Intangible Assets: In addition to goodwill, the Company has recorded intangible assets totaling $10.3 million for trademarks, $7.6 million for leasehold rights and $1.4 million for membership relations at June 30, 2004. Balances at December 31, 2003 were $10.6 million for trademarks, $8.3 million for leasehold rights and $1.7 million for membership relations. Leasehold rights are amortized using the straight-line method over the respective lease periods without regard to any extension options. We test these assets annually for impairment.
Stock Option Plans: We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, because the exercise price of the option granted equals the market value of the underlying stock on the option grant date, no stock-based compensation expense is included in net earnings, other than expenses related to restricted stock awards. Note 7 of the Notes to condensed consolidated financial statements describes the effect on net earnings if compensation cost for all options had been determined based on the fair market value at the grant date for awards, consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Results of Operations
The following table sets forth key operating data for the periods indicated (in thousands except per member and number of fitness centers data):

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
		(as restated see Note 2)		(as restated see Note 2)
Net revenues
Membership	$213,280	$211,678	$423,334	$415,573
Personal training	33,218	24,992	62,151	48,890

Membership services revenue	246,498	236,670	485,485	464,463

Retail products	14,428	14,559	29,454	29,615
Miscellaneous	4,547	4,824	9,580	9,579

Net revenues	265,473	256,053	524,519	503,657

Operating costs and expenses
Membership services	189,260	179,781	380,750	359,875
Retail products	13,813	15,054	28,231	29,882
Advertising	16,124	14,532	35,755	31,381
Information technology	4,524	3,838	8,841	7,367
Other general and administrative	11,429	9,693	22,992	17,409
Depreciation and amortization	17,286	19,665	34,519	40,165

	252,436	242,563	511,088	486,079

Operating income	$13,037	$13,490	$13,431	$17,578

Operating data
Average monthly membership revenue recognized per member	$19.08	$19.53	$19.10	$19.33
Average number of members during the period	3,725	3,613	3,695	3,582
Number of members at end of period	3,738	3,665	3,738	3,665
Number of members joined during period	298	255	640	506
Fitness centers operating at end of period	418	415	418	415
     Summary of revenue recognition method
     The Company’s stated strategy is to grow the number of members by increasing new member acquisition and improving retention. The Company also intends to grow product and services revenue. Membership services revenue, which includes personal training as well as membership revenue, is recognized at the later of when received or earned. See Note 3, Deferred Revenue.
     Personal training services are generally provided shortly after payment is received by the Company, which results in a relatively low and constant deferred revenue liability balance. As a result, personal training revenues recognized are relatively consistent with the level of cash received.
     Cash collected for membership revenues, on the other hand, is deferred and recognized on a straight-line basis over periods generally ranging up to 20 years based on expected member attrition and cash collection patterns using historical trends with the vast majority of membership revenue being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of previously deferred cash receipts from prior periods up to 20 years earlier. Decreasing attrition will result in more cash collected as well as lengthening the amortization period, while increasing attrition would decrease cash collected but accelerate the recognition of deferred revenue. Going forward, we will monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Due to the above factors, cash collected for membership revenue during a period has little impact on revenues recognized during such period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.
     Comparison of the Three Months Ended June 30, 2004 and 2003
     Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year.
     Net revenues for the three months ended June 30, 2004 were $265.5 million compared to $256.1 million in 2003, an increase of $9.4 million (4%). The increase in net revenues resulted from the following:
•	Membership revenue increased to $213.3 million from $211.7 million in 2003, an increase of $1.6 million (1%) from the prior year. The increase in membership revenue in the current year is the result of a 3% increase in the average number of members to 3.725 million members, driven by an increase in new member sign-ups in early 2004.

•	Cash collections of membership revenue during the three months ended June 30, 2004 were $208 million, a decrease of $7 million (3%) from the three months ended June 30, 2003. This decrease is the result of a decrease in advance payments of dues and membership fees partially offset by an increase in cash received from initial term monthly payments. See Note 4, Deferred Revenue.

•	Personal training revenue increased to $33.2 million from $25 million in 2003, an increase of $8.2 million (33%), primarily reflecting the Company’s emphasis on and continued growth in personal training services.

•	Retail products revenue decreased to $14.4 million from $14.6 million in 2003, a decrease of $.2 million (1%), primarily reflecting lower retail sales in the Company’s fitness centers, due in part to the elimination of the sale of ephedra-based products.

•	Miscellaneous revenue decreased to $4.5 million from $4.8 million in 2003.
     Operating costs and expenses for the three months ended June 30, 2004 were $252.4 million compared to $242.6 million during 2003, an increase of $9.8 million (4%). This increase resulted from the following:
•	Membership services expenses for the three months ended June 30, 2004 increased $9.5 million from 2003, primarily reflecting increases in occupancy and insurance costs as well as increases in sales compensation resulting from higher membership sales.

•	Advertising expenses for the three months ended June 30, 2004 increased $1.6 million (11%) from 2003, reflecting increases in media spending and consumer research to drive new member enrollments and to adjust for the impact of inflation on advertising costs which had not been increased in the past several years.

•	Information technology expenses for the three months ended June 30, 2004 increased $.7 million (18%) from 2003 as a result of costs associated with improved controls, compliance and security enhancements necessary to comply with the Sarbanes-Oxley Act of 2002.

•	Other general and administrative expenses for the three months ended June 30, 2004 increased $1.7 million (17%) from 2003, due to severance related to the termination of our former CFO.

•	Depreciation expense for the three months ended June 30, 2004 decreased $2.4 million (12%) from 2003 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
     Operating income for the three months ended June 30, 2004 decreased $.5 million to $13 million as compared to the prior year. The decrease is primarily due to the increase in membership services, advertising, information technology and general and administrative expenses as described above.
     Interest expense for the three months ended June 30, 2004 increased $2.4 million to $16.6 million due to the replacement of the Company’s term loan with its Senior Notes in July 2003 and in the average debt outstanding during 2004 as compared to 2003.
     Due to the items described above, net loss increased by $.6 million to a loss of $4.3 million for the three months ended June 30, 2004, compared to a loss of $3.7 million for 2003.

Comparison of the Six months Ended June 30, 2004 and 2003
     Our operations are subject to seasonal factors and, therefore, the results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year.
     Net revenues for the six months ended June 30, 2004 were $524.5 million compared to $503.7 million in 2003, an increase of $20.8 million (4%). The increase in net revenues resulted from the following:
•	Membership revenue increased to $423.3 million from $415.6 million in 2003, an increase of $7.7 million (2%) from the prior year. The increase in membership revenue in the current year is the result of a 3% increase in the average number of members to 3.695 million members driven by an increase in new member sign-ups in early 2004.

•	Cash collections of membership revenue during the six months ended June 30, 2004 were $420 million, a decrease of $11.5 million (3%) from the six months ended June 30, 2003. This decrease is the result of a decrease in advance payments of dues and membership fees partially offset by an increase in cash received from initial term monthly payments. See Note 4, Deferred Revenue.

•	Personal training revenue increased to $62.2 million from $48.9 million in 2003, an increase of $13.3 million (27%), primarily reflecting the Company’s emphasis on and continued growth in personal training services.
Operating costs and expenses for the six months ended June 30, 2004 were $511.1 million compared to $486.1 million during 2003, an increase of $25 million (5%). This increase resulted from the following:
•	Membership services expenses for the six months ended June 30, 2004 increased $20.9 million (6%) from 2003 due to increases in occupancy and insurance costs as well as increases in sales compensation as a result of higher membership sales.

•	Advertising expenses for the six months ended June 30, 2004 increased $4.4 million (14%) from 2003 reflecting increases in media spending and consumer research to drive new member enrollments.

•	Information technology expenses for the six months ended June 30, 2004 increased $1.4 million (20%) from 2003 as a result of costs associated with improved controls, compliance and security enhancements, necessary to comply with the Sarbanes-Oxley Act of 2002.

•	Other general and administrative expenses for the six months ended June 30, 2004 increased $5.6 million (32%) from 2003, primarily as a result of increased insurance, compensation, and professional fee related costs.

•	Depreciation expense for the six months ended June 30, 2004 decreased $5.6 million (14%) from 2003 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
     Operating income for the six months ended June 30, 2004 decreased $4.2 million to $13.4 million as compared to the prior year. The decrease is primarily due to the increase in membership services, advertising, information technology and general and administrative expenses as described above.
     Interest expense for the six months ended June 30, 2004 increased $3.6 million to $32.5 million primarily due to a higher average effective interest rate as a result of the replacement of the Company’s term loan with its Senior Notes July 2003, increases in general interest rate levels and to a lesser extent in the average debt outstanding during 2004 as compared to 2003.
     Due to the items described above, net loss increased by $5.3 million to a loss of $20.1 million for the six months ended June 30, 2004 compared to a loss of $14.8 million for 2003.

Liquidity and Capital Resources
The following table summarizes the Company’s cash flows for three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
		(As restated		(As restated
		See Note 2)		See Note 2)
Cash provided by operating activities	$20,372	$20,997	$33,941	$53,547
Cash used in investing activities	(14,094)	(11,884)	(27,027)	(23,918)
Cash used in financing activities	(6,871)	(8,523)	(8,804)	(26,039)

Increase (decrease) in cash	$(593)	$590	$(1,890)	$3,590
     The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. As of June 30, 2004 our debt service requirements through June 30, 2005 included $40 million in principal payments on the Securitization Series 2001-1. On October 14, 2004 the Company entered into a new credit agreement (“the Credit Agreement”) with a group of financial institutions that amended and restated our $100 million Senior Secured Revolving Credit Facility. The Credit Agreement provides for a new $175 million term loan expiring in October 2009 in addition to the existing revolving credit. Proceeds of the term loan were used to repay the $100 million Securitization Series 2001-1 in full. Other cash requirements were funded by cash flow and availability under the $100 million Senior Secured Revolving Credit Facility.
Debt
     As of June 30, 2004, the Company had outstanding borrowings of $29 million and $6 million in letters of credit on its $100 million revolving credit facility.
     In July 2003, the Company completed the refinancing of its existing $132 million term loan and $56 million outstanding on its revolving credit agreement, and repaid $25 million on its Securitization Series 2001-1 by issuing $235 million in aggregate principal of 10 1/2% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company also entered into a new $90 million Senior Secured Revolving Credit Facility due 2008. The Company subsequently increased the facility to $100 million in August 2003. In addition, in 2003 the Company repaid another $30 million on its $155 million Securitization Series 2001-1 and extended the revolving period on the balance of $100 million through July 2005. Monthly amortization on the Series 2001-1 of $5 million was scheduled to begin in November 2004. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30 million.

Risk Factors Relating to the Company
     The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones the Company confronts. Additional risks and uncertainties not presently known to it or that it currently deems immaterial also may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or operating results could be materially adversely affected.
Weaknesses in the Company’s internal controls and procedures could have a material adverse effect on the Company.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making its assessment of internal control over financial reporting as of December 31, 2004, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, resulting in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Management determined material weaknesses in our internal control over financial reporting existed as of December 31, 2004, and that certain of these material weaknesses led to the restatement of our condensed consolidated financial statements for the years ended December 31, 2003 and 2002. See Item 9A — Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2004 for a list of material weaknesses.
     Due to the existence of the above material weaknesses, management concluded we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the “Internal Control—Integrated Framework.” Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
     If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. Please see Item 9A — Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2004 for more information regarding the measures we have commenced to implement, and intend to implement during the course of 2005, each designed to remediate the deficiencies in our internal controls. We will incur substantial expenses relating to the remediation of material weaknesses in our internal controls identified in our management assessment. These expenses may materially and adversely affect our financial condition, results of operations, and cash flows. In addition, even after the remedial measures discussed in Item 9A — Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2004 are fully implemented, our internal controls may not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business.
     The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow and availability under our $100 million revolving credit facility will be sufficient to meet our expected needs for working capital and other cash requirements for at least the next 12 months. However, changes in terms or other requirements by vendors, including our credit card payment processor, could negatively impact cash flows and liquidity. Also, we do not know whether our cash flow and availability under the revolving credit facility will be sufficient to meet our needs in 2007 when our $300 million 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) are due. If any such events occur, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinated Notes, our 10 1/2% Senior Notes due 2011 (“Senior Notes”) and our senior credit facility, and may not be able to continue to operate our business. In addition, a default under our senior credit facility will result in our inability to further draw on the revolving credit facility and as such, we may not have enough cash to meet our operating needs.
Any adverse outcome of investigations currently being conducted by the SEC or the U.S. Attorney’s Office could have a material adverse impact on us, on the trading prices of our securities, and on our ability to access the capital markets.
     We are cooperating with investigations currently being conducted by the SEC and the U.S. Attorney’s Office. We cannot currently predict the outcome of either of these investigations, which could be material. Nor can we predict whether any additional investigation(s) will be commenced or, if so, the impact or outcome of any such additional investigation(s). Until these existing investigations, and any additional investigations that may arise in connection with the historical conduct of the business, are resolved, the trading prices for our securities may be adversely affected and it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurs in any such investigation, we could be required to pay civil and/or criminal fines or penalties, or be subjected to other types of sanctions, which could have a material adverse effect on our operations. The trading prices for our securities, our ability to access the capital markets and our business and financial condition could be further materially adversely affected.
The impact of ongoing purported class action and derivative litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our condensed consolidated financial statements and in the ordinary course of business. The potential liability from any such litigation or regulatory action could adversely affect our business.
     In 2004, we restated our consolidated financial statements for the years ended December 31, 2003, and 2002. In connection with these restatements, we and certain of our former and current officers and directors have been named as defendants in a number of lawsuits, including purported class action and shareholder derivative suits. We cannot currently predict the impact or outcome of this litigation and these investigations, which could be material. The continuation and outcome of these lawsuits and investigations, as well as the initiation of similar suits and investigations, may have a material adverse impact on our results of operations and financial condition.
     In addition, we maintain primary and excess directors and officers liability insurance policies. In November 2005, we and certain of our former and current officers and directors were named as defendants in an action by two insurers to rescind and/or to obtain in a declaration that no coverage is afforded by certain of our excess directors and officers liability insurance policies for the years in which the class action and derivative claims were made. We cannot currently predict the impact or outcome of this litigation and we cannot ensure that we will be able to maintain both our excess and primary directors and officers liability insurance policies, the loss of either of which could be material. The continuation and outcome of this lawsuit, as well as the initiation of similar suits, may have a material adverse impact on our results of operations and financial condition.
     As a result of the restatements of our condensed consolidated financial statements described herein, we could become subject to additional purported class action, derivative or other securities litigation. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. The initiation of any additional securities litigation or investigations, together with the lawsuits and investigations described above, may also harm our business and financial condition.
     Until the existing litigation and regulatory investigations, any additional litigation or regulatory investigation, and any claims or issues that may arise in connection with the historical conduct of the business are resolved, it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further adversely affected.

     For a further description of the nature and status of these legal proceedings, see Item 1 — Legal Proceedings in Other Information of this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Item 3 — Legal Proceedings.
Other litigation risks.
     From time to time the Company is party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business, including claims that may be asserted against us by members, their guests or our employees. We cannot assure you that we will be able to maintain our general liability insurance on acceptable terms in the future or that such insurance will provide adequate coverage against potential claims. While the outcome of litigation can never be predicted with certainty, management believes that none of these current or future matters will, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.
The continuing time, effort and expense relating to internal and external investigations, the restatement of historical financial statements and the development and implementation of improved internal controls and procedures may have an adverse effect on our business.
     In addition to the challenges of the various government investigations and extensive litigation we face, our current management team has spent considerable time and effort dealing with internal and external investigations involving our historical accounting and internal controls, and in developing and implementing accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures. The significant time and effort spent may have adversely affected our operations and may continue to do so in the future.
Non-compliance with Payment Card Industry Data Standards could adversely affect our business.
     Similar to others in the retail industry, we are currently not fully compliant with new Payment Card Industry Data Security Standards. We are working cooperatively with our third party assessor, our payment processor and our primary credit card companies to become compliant. If we are not able to achieve and maintain compliance, we may be liable for substantial fines and penalties and possibly lose our ability to accept credit cards for the payment of memberships and/or the sale of products and services. The inability to accept credit cards would have a material adverse impact on our business and results of operations.
We may not be able to attract or retain a sufficient number of members to maintain or expand the business.
     The profitability of the Company’s fitness centers is dependent, in part, on the Company’s ability to expand membership origination and retain its members. There are numerous factors that could prevent the Company from increasing its membership origination and retention at its fitness centers or that could lead to a decline in member origination and retention rates, including the public perception that certain industry participants fail to comply with consumer protection regulations, the ability of the Company to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas where the Company’s fitness centers are located, delayed reinvestment into aging clubs that may require significant capital improvement, the public’s interest in fitness and general economic conditions. As a result of these and other factors, there can be no assurance the Company’s membership levels will be adequate to maintain the business or permit the expansion of its operations. See “Business—Business Strategy.”
We are subject to risks associated with implementation of the new business initiatives.
     We have devoted significant resources in the development and testing of new business initiatives, including our Build Your Own Membership (“BYOM”) and our new club staffing programs. However, there can be no assurance the results of our national roll out of these programs will be successful. Furthermore, the national roll-out will require significant resources in the planning and implementation, as well as additional training for our club personnel, which may result in additional costs and distract personnel from other responsibilities. Accordingly, there can be no assurance that these programs will be effective in attracting and/or retaining members. Furthermore, some initiatives are long-term strategic initiatives and, accordingly, may not result in short-term operating efficiencies and, if unsuccessful, may result in additional operating costs.
The positive results achieved from introducing the products and services during recent years may not continue in the future.
     We introduced a number of business initiatives to capitalize on our brand identity, distribution infrastructure, significant member base and frequency of visitation. These initiatives primarily focus on selling ancillary products and services to our members within our fitness centers and include: providing personal training services; selling Bally-branded nutritional products; opening retail stores selling nutritional products, workout apparel and related accessories; martial arts programs; and offering rehabilitative and physical therapy services. We have generated significant revenue from products and services since implementing these initiatives. However, they may not continue to be successful in the future. The sale and marketing of nutritional products, workout apparel and related accessories and the provision of rehabilitative and physical therapy services involve significant risk of competition.
We may not be able to continue to compete effectively in each of our markets in the future.
     The fitness center industry is highly competitive. Within each market where we operate, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, the YMCA and similar organizations and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. In addition, we face regional competition with increasingly large and well-capitalized fitness companies such as 24 Hour Fitness Worldwide, Inc., LA Fitness, Inc., Town Sports International Holdings, Inc., Life Time Fitness, Inc. and Curves International, Inc. We may not be able to continue to compete effectively in each of our markets in the future. Additionally, competitive conditions may limit our ability to maintain or increase pricing of membership fees and may impact our ability to attract new members, retain existing members and retain or attract qualified personnel.

We are subject to extensive government regulation. Changes in these regulations could have a negative effect on our financial condition and operating results.
     Our operations and business practices are subject to federal, state and local government regulations in the various jurisdictions where our fitness centers are located and where our nutritional products are sold, including:
•	general rules and regulations of the FTC, state and local consumer protection agencies and state statutes that prescribe provisions of membership contracts and that govern the advertising, sale, financing and collection of membership fees and dues;

•	state and local health regulations; and

•	federal regulation of health and nutritional supplements.
     We are also a party to several state and federal consent orders. These consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with such applicable laws. From time to time, we make minor adjustments to our operating procedures to remain in compliance with applicable laws and we believe our operations are in material compliance with all applicable statutes, rules and regulations. The implementation of BYOM and the new club staffing program may require market-specific adjustments to remain in compliance with state and local regulations. Our failure to comply with these statutes, rules and regulations may result in fines or penalties. Penalties may include regulatory or judicial orders enjoining or curtailing aspects of our operations. It is difficult to predict the future development of such laws or regulations, and although we are not aware of any material proposed changes, any changes in such laws could have a material adverse effect on our financial condition and results of operations.
     We are, and have been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date, we have successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operations. However, we cannot assure you that we will be able to successfully defend or settle all pending or future purported class action claims, and our failure to do so may have a material adverse effect on our financial condition.
Our trademarks and trade names may be misappropriated or subject to claims of infringement.
     We attempt to protect our trademarks and trade names through a combination of trademark and copyright laws, as well as licensing agreements and third-party nondisclosure agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
If we do not retain our key personnel or fail to attract and retain other highly skilled employees our business may suffer.
     The success of our business is heavily dependent on the capabilities of our management team. If critical persons were to leave, it might be difficult to replace them and our business could be adversely affected. In addition, we cannot assure you that we can attract and retain a sufficient number of qualified personnel to meet our business needs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk and Market Risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificate bear interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of the variable rate obligations for the 6 months ended June 30, 2004, a 100 basis point change in rates would have changed interest expense for the period by approximately $0.7 million.
The Company has purchased 8.5% and 7.75% interest rates caps on the Series 2001-1 accounts receivable-backed variable funding certificate which, on a combined basis, covers the $100 million outstanding principal amount at June 30, 2004. The 8.5% cap covers the certificate through its original principal repayment schedule while the 7.75% cap extends through the refinanced period. The Company has also entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (8.22% at June 30, 2004). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would change the interest expense by $1.0 million for the 6 month period.
     Foreign Exchange Risk
     The Company has operations in Canada, which are denominated in local currency. Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     This Evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A “Controls and Procedures” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on November 30, 2005.

     On March 25, 2004 we were notified by Ernst & Young LLP (“E & Y”), our principal accountant that it had resigned. E &Y’s resignation became effective on May 10, 2004 with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002, 2003 and the first quarter of 2004 should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005. We decided to delay the filing of this Report on Form 10-Q until this matter was resolved.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
     Our management, under the supervision and with the participation of our CEO and CFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2004. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO and CFO, concluded that as of June 30, 2004, the Company’s disclosure controls and procedures were not effective. In light of the material weaknesses, in 2005, we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed these additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls over Financial Reporting (ICFR)
     During the quarter ending June 30, 2004, the Company was implementing a new timekeeping system on a rolling basis across our club and corporate operations, to improve both the efficiency of, and internal controls over, the recording of time by hourly personnel. Due to the substantial volume of transactions and related expenses processed through this system, we believe this system implementation constituted a material change in ICFR.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
LITIGATION
Lawsuit in Oregon
     On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock.
     On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment are due on December 31, 2005. It is not yet possible to determine the ultimate outcome of this action.
Putative Securities Class Actions
     Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement. The class period set forth in these lawsuits begins on either May 17 or August 3, 1999, depending on the particular lawsuit, and ends for all lawsuits on April 28, 2004.
     On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit has been stayed pending restatement of the Company’s financial statements. The Court has ordered plaintiffs to file an amended consolidated complaint on or before December 30, 2005. The Court has also ordered that any motion to dismiss the amended consolidated complaint be filed on or before January 23, 2006. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuits in Illinois State Court
     On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, J. Kenneth Looloian, James McAnally and John Rogers, Jr., who are current directors and/or officers, and Lee Hillman, John Dwyer, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are now former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit has been stayed pending restatement of the Company’s financial statements. Under the current schedule, an amended consolidated complaint is due 60 days after the restatement. It is not yet possible to determine the ultimate outcome of these actions.
Securities and Exchange Commission Investigation
     In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.
Other
     The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on our financial condition or results of operations.

          In addition, we are, and have been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date we have successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operation. However, we cannot assure you that we will be able to successfully defend or settle all pending or future purported class action claims, and our failure to do so may have a material adverse effect on our financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Repurchases of Common Stock
The Company does not regularly repurchase shares nor does the Company have a share repurchase program.
Item 3 Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
     (a) Exhibits:
10.1 General Release and Settlement Agreement, made and entered into as of April 28, 2004 by and between John W. Dwyer and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated April 29, 2004).
16 Letter re change in certifying accountant (filed as Exhibit 16 with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
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

BALLY TOTAL FITNESS HOLDING CORPORATION

Registrant

By:	/s/ Carl J. Landeck

Carl J. Landeck
Senior Vice President, Chief Financial Officer
(principal financial officer)
Dated: November 30, 2005