Form 10-Q
period 2004-09-30
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS HOLDING CORP; 59TH STREET GYM LLC; ACE LLC; BALLY FRANCHISE RSC INC; BALLY FITNESS FRANCHISING INC; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF MISSOURI INC
filed 2005-11-30
CIK 1062982, 1265319, 770944, 1265235, 1265236, 1265238, 1265239, 1265241, 1265242, 1265243

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number: 001-13997
BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 29, 2005, there were 37,940,480 shares of the registrant’s common stock outstanding.

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
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
     The Company is filing this Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and the first quarter of 2004, should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	September 30	December 31
	2004	2003
	(Unaudited)	(As Restated
		See Note 2)
ASSETS

Current assets:
Cash	$25,190	$13,640
Deferred income taxes	144	—
Other current assets	31,629	33,856

Total current assets	56,963	47,496

Property and equipment, less accumulated depreciation and amortization of $697,704 and $650,077	383,475	392,900
Goodwill, net	41,645	41,659
Trademarks, net	10,166	10,599
Intangible assets, less accumulated amortization of $21,090 and $19,664	8,588	10,009
Deferred income taxes	—	90
Other assets	30,236	45,593

	$531,073	$548,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$57,314	$62,864
Income taxes payable	784	—
Deferred income taxes	—	836
Accrued liabilities	119,639	129,406
Current maturities of long-term debt	18,890	25,393
Deferred revenues	332,787	338,005

Total current liabilities	529,414	556,504

Long-term debt, less current maturities	726,688	704,678
Deferred rent liability	102,627	101,396
Deferred income taxes	1,205	—
Other liabilities	21,826	20,995
Deferred revenues	606,268	609,881

Total liabilities	1,988,028	1,993,454
Stockholders’ equity (deficit)	(1,456,955)	(1,445,108)

	$531,073	$548,346

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	September 30
	2004	2003
		(As Restated
		See Note 2)
Net revenues:
Membership services	$247,048	$231,451
Retail products	12,594	14,138
Miscellaneous	5,140	4,376

	264,782	249,965
Operating costs and expenses:
Membership services	180,307	178,399
Retail products	12,168	14,597
Advertising	13,597	11,712
General and administrative	18,024	12,869
Depreciation and amortization	17,713	19,611

	241,809	237,188

Operating income	22,973	12,777
Interest expense	(16,730)	(15,929)
Foreign exchange gain	879	766
Other, net	(62)	(1,965)

	(15,913)	(17,128)

Income (loss) from continuing operations before income taxes	7,060	(4,351)
Income tax provision	(213)	(283)

Income (loss) from continuing operations	6,847	(4,634)
Discontinued operations	—	(166)

Net income (loss)	$6,847	$(4,800)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.21	$(0.14)
Loss from discontinued operations	—	(0.01)

Net income (loss) per common share	$0.21	$(0.15)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.21	$(0.14)
Loss from discontinued operations	—	(0.01)

Net income (loss) per common share	$0.21	$(0.15)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30
	2004	2003
		(As Restated
		See Note 2)
Net revenues:
Membership services	$732,533	$695,914
Retail products	42,048	43,753
Miscellaneous	14,720	13,955

	789,301	753,622
Operating costs and expenses:
Membership services	561,057	538,274
Retail products	40,399	44,479
Advertising	49,352	43,093
General and administrative	49,857	37,645
Depreciation and amortization	52,232	59,776

	752,897	723,267

Operating income	36,404	30,355
Interest expense	(49,266)	(44,784)
Foreign exchange gain	473	2,746
Other, net	(232)	(3,785)

	(49,025)	(45,823)

Loss from continuing operations before income taxes	(12,621)	(15,468)
Income tax provision	(638)	(849)

Loss from continuing operations	(13,259)	(16,317)
Loss from discontinued operations	—	(2,680)

Loss before cumulative effect of change in accounting principle	(13,259)	(18,997)
Cumulative effect of change in accounting principle	—	(626)

Net loss	$(13,259)	$(19,623)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.40)	$(0.50)
Loss from discontinued operations	—	(0.08)
Cumulative effect of change in accounting principle	—	(0.02)

Net loss per common share	$(0.40)	$(0.60)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(In thousands, except share data)
(Unaudited)

							Accumulated
	Common stock			Accum-		Common	other	Total
		Par	Contributed	ulated	Unearned	Stock in	Comprehensive	stockholders’
	Shares	value	capital	deficit	compensation	treasury	income(loss)	deficit
Balance at December 31, 2003 (Restated See Note 2)	34,035,734	$347	$647,832	$(2,076,135)	$(3,760)	$(11,635)	$(1,757)	$(1,445,108)
Net loss				(13,259)				(13,259)
Cumulative translation adjustment							(189)	(189)
Restricted stock activity	(107,500)	(1)	(904)		1,913			1,008
Issuance of common stock under stock purchase and option plans	112,071	1	592					593

Balance at September 30, 2004	34,040,305	$347	$647,520	$(2,089,394)	$(1,847)	$(11,635)	$(1,946)	$(1,456,955)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30
	2004	2003
		(As Restated
		See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in accounting principle	$(13,259)	$(18,997)
Adjustments to reconcile to cash provided by operating activities —
Depreciation and amortization, including amortization included in interest expense	54,691	62,487
Changes in operating assets and liabilities	(4,087)	23,776
Deferred income taxes, net	315	308
Write-off of debt issuance costs	—	2,562
Loss on write-off of assets	822	—
Loss on disposal of discontinued operations	—	1,699
Foreign currency translation gain	(473)	(2,746)
Stock-based compensation	1,008	381

Cash provided by operating activities	39,017	69,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(38,561)	(38,591)
Other	(117)	(501)

Cash used in investing activities	(38,678)	(39,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	34,000	(49,500)
Net repayments of other long-term debt	(23,760)	36,727
Debt issuance and refinancing costs	(251)	(9,790)
Proceeds from issuance of common stock under stock purchase and option plans	593	697

Cash provided by (used in) financing activities	10,582	(21,866)

Increase in cash	10,921	8,512
Effect of exchange rate changes on cash balance	629	(222)
Cash, beginning of period	13,640	12,127

Cash, end of period	$25,190	$20,417

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Nine months ended
	September 30
	2004	2003
		(As Restated
		See Note 2)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Changes in operating assets and liabilities:
Decrease in other current and other assets	$17,303	$4,784
Increase (decrease) in accounts payable	(6,082)	2,681
Increase (decrease) in income taxes payable and deferred income taxes	784	(1,114)
Increase (decrease) in accrued and other liabilities	(16,092)	17,425

Change in operating assets and liabilities	$(4,087)	$23,776

Cash payments for interest and income taxes were as follows —
Interest paid	$47,584	$30,477
Interest capitalized	(898)	(844)
Income taxes paid, net	911	1,698
Investing and financing activities exclude the following non-cash transactions —
Acquisitions of property and equipment through capital leases/borrowings	$4,651	$4,192
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 1 Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 414 fitness centers at September 30, 2004 concentrated in 29 states and Canada. Additionally, as of September 30, 2004, 23 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on November 30, 2005.
     All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 2004, its consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003, its consolidated statement of stockholders’ equity (deficit) and comprehensive income (loss) for the nine months ended September 30, 2004, and its consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003.
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
Seasonal factors
     The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year.
Market risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificates bear interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.
     The Company has purchased 8.5% and 7.75% interest rate caps on the Series 2001-1 accounts receivable-backed variable funding certificate which, on a combined basis, cover the $100,000 outstanding principal amount at September 30, 2004. The 8.5% cap covers the certificate through its original principal repayment schedule while the 7.75% cap extends through the refinanced period. The Company has also entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s 9.875% Senior Subordinated Notes due 2007 (the “ Senior Subordinated Notes”) was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%.

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
Note 2 Restatements and Reclassifications
     The Company has restated its condensed consolidated financial statements as of December 31, 2003 and for the three and nine months ending September 30, 2003. These restatements have been grouped into the following categories:
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

		Condensed Consolidated Balance Sheet
		As of December 31, 2003
		As
		Reported			Restated
	Reference	2003	Adjustments	Reclassifications	2003

ASSETS
Current assets:
Cash		$14,410			$13,640
	(b)(xviii)		(46)
	(b)(xix)		(724)
Installment contracts receivable, net		258,550			—
	(a)(i)		(262,427)
	(a)(v)		3,877
Other current assets		39,707		(2,262)	33,856
	(b)(xiii)		(1,939)
	(b)(xiv)		(2,287)
	(b)(xviii)		1,454
	(b)(xviii)		139

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet
		As of December 31, 2003
		As
		Reported			Restated
	Reference	2003	Adjustments	Reclassifications	2003

ASSETS — CONTINUED
Other current assets — continued
	(b)(xix)		767
	(b)(xx)		(1,723)

Total current assets		312,667	(262,909)	(2,262)	47,496

Installment contracts receivable, net		230,809			—
	(a)(i)		(230,809)
Property and equipment, cost		1,221,586		(1,035)	1,042,977
	(b)(iii)		68,271
	(b)(v)		(17,151)
	(b)(vii)		(176,516)
	(b)(xi)		(30,198)
	(b)(xii)		(12,543)
	(b)(xiii)		(6,348)
	(b)(xv)		(8,856)
	(b)(xvii)		1,080
	(b)(xviii)		2,034
	(b)(xix)		2,653
Accumulated depreciation		(597,134)			(650,077)
	(b)(iii)		(128,399)
	(b)(v)		6,973
	(b)(vii)		54,195
	(b)(xi)		8,572
	(b)(xii)		1,362

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet
		As of December 31, 2003
		As
		Reported			Restated
	Reference	2003	Adjustments	Reclassifications	2003

ASSETS — CONTINUED
Accumulated depreciation — continued
	(b)(xiii)		788
	(b)(xix)		(1,748)
	(b)(xv)		5,953
	(b)(xviii)		(639)
Goodwill		243,244			41,659
	(b)(iii)		353
	(b)(vi)		(201,940)
	(b)(xviii)		2
Trademarks		6,969			10,599
	(b)(vi)		3,889
	(b)(xix)		(259)
Intangible assets, cost		9,269			29,673
	(b)(vi)		20,192
	(b)(xviii)		212
Accumulated amortization
— intangible assets		(7,368)			(19,664)
	(b)(vi)		(12,296)
Deferred income taxes		1,313			90
	(b)(xx)		(1,223)
Other assets		31,925		3,409	45,593
	(b)(xvi)		(2,786)
	(b)(xvii)		586
	(b)(xviii)		17
	(b)(xix)		12,442

		$1,453,280	$(905,046)	$112	$548,346

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet
		As of December 31, 2003
		As
		Reported			Restated
	Reference	2003	Adjustments	Reclassifications	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable		$61,494			62,864
	(b)(ix)		874
	(b)(xiii)		(321)
	(b)(xvii)		1,137
	(b)(xviii)		18
	(b)(xix)		(338)
Deferred income taxes		2,303			836
	(b)(xx)		(1,467)
Accrued liabilities		89,638			129,406
	(a)(i)		16,390
	(b)(iii)		5,486
	(b)(iv)		(2,002)
	(b)(ix)		1,979
	(b)(vi)		112
	(b)(xvii)		5,080
	(b)(xviii)		1,130
	(b)(xix)		11,593
Current maturities		24,481			25,393
of long-term debt	(b)(xviii)		256
	(b)(xix)		656
Deferred revenues		418,897		(311,374)	338,005
	(a)(i)		230,482

Total current liabilities		596,813	271,065	(311,374)	556,504

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet
		As of December 31, 2003
		As
		Reported			Restated
	Reference	2003	Adjustments	Reclassifications	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) — CONTINUED
Long-term debt, less current maturities		705,630		(955)	704,678
	(a)(v)		3,876
	(b)(i)		(4,913)
	(b)(xix)		513
	(b)(xviii)		527
Deferred rent		—			101,396
	(b)(iii)		101,396
Other liabilities		10,639		1,067	20,995
	(a)(i)		(2,455)
	(a)(iv)		5,449
	(b)(iii)		1,675
	(b)(iv)		4,111
	(b)(xix)		509
Deferred revenue		298,507		311,374	609,881
Common stock		347			347
Contributed capital		675,335			647,832
	(b)(vi)		477
	(b)(xix)		(23,980)
	(b)(xx)		(4,000)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Condensed Consolidated Balance Sheet
		As of December 31, 2003
		As
		Reported			Restated
	Reference	2003	Adjustments	Reclassifications	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) — CONTINUED
Accumulated other comprehensive income		—			(1,757)
	(b)(xviii)		(1,757)
Unearned compensation		(28,992)			(3,760)
	(b)(xix)		25,232
Treasury stock		(11,635)			(11,635)
Accumulated deficit		(793,364)			(2,076,135)
	(a)(i)		(737,377)
	(a)(iv)		(5,449)
	(b)(iii)		(163,227)
	(b)(iv)		(2,109)
	(b)(v)		(10,178)
	(b)(vi)		(184,681)
	(b)(vii)		(126,483)
	(b)(ix)		(2,853)
	(b)(xi)		(21,626)
	(b)(xii)		(11,181)
	(b)(xiii)		(7,370)
	(b)(xiv)		(2,287)
	(b)(xv)		(2,903)
	(b)(xvi)		(2,786)
	(b)(xvii)		(2,798)
	(b)(xviii)		1,545
	(b)(xix)		(3,529)
	(b)(xx)		2,521

		$1,453,280	$(905,046)	$112	$548,346

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Three Months Ended September 30, 2003
			Adjustments
		As	Increase
	Reference	Reported	(Decrease)	Reclassifications	Restated

Net revenues:
Membership services		$223,016			$231,451
	(a)(i)		$21,354	$19,436
	(b)(i)		(30,891)
	(b)(ii)		(1,900)
	(a)(v)		363
	(b)(xviii)		73
Retail products		14,138			14,138
Miscellaneous		4,349			4,376
	(a)(v)		53
	(b)(ix)		(26)

		241,503	(10,974)	19,436	249,965

Operating costs and expenses:
Membership services		179,661			178,399
	(a)(ii)		530
	(a)(v)		161
	(b)(iii)		578
	(b)(iv)		(2,351)
	(b)(ix)		77
	(b)(xii)		531
	(b)(xiii)		(285)
	(b)(xvi)		99
	(b)(xvii)		(456)
	(b)(xix)		(146)
Retail products		13,924			14,597
	(b)(xiv)		673
Advertising		11,935			11,712
	(b)(x)		(223)
General and administrative		11,230			12,869
	(b)(iv)		(5)
	(b)(v)		1,051
	(b)(xiii)		(198)
	(b)(ix)		5
	(b)(xvii)		(32)
	(b)(xix)		818

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Three Months Ended September 30, 2003
			Adjustments
		As	Increase
	Reference	Reported	(Decrease)	Reclassifications	Restated

Operating costs and expenses — continued:
Depreciation and amortization		19,276			19,611
	(b)(iii)		3,984
	(b)(v)		(480)
	(b)(vi)		695
	(b)(vii)		(4,455)
	(b)(viii)		1,601
	(b)(xi)		(738)
	(b)(xii)		(124)
	(b)(xv)		18
	(b)(xix)		(166)

		236,026	1,162	—	237,188

Operating income (loss)		5,477	(12,136)	19,436	12,777
Finance charges earned		19,436	—	(19,436)	—
Interest expense		(15,651)			(15,929)
	(a)(iv)		(147)
	(a)(v)		(255)
	(b)(iii)		222
	(b)(xiii)		(30)
	(b)(xix)		(68)
Foreign exchange gain (loss)	(b)(xviii)	—	766		766
Other, net		(2,858)			(1,965)
	(b)(xix)		893

		927	1,381	(19,436)	(17,128)

Income (loss) before income taxes		6,404	(10,755)	—	(4,351)
Income tax provision		(1,537)		40	(283)
	(b)(xx)		1,214

Loss from continuing operations before cumulative effect of changes in accounting principles		4,867	(9,541)	40	(4,634)
Loss from discontinued operations		(126)	—	(40)	(166)

Net income (loss)		$4,741	$(9,541)	$—	$(4,800)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Nine Months Ended September 30, 2003
			Adjustments
		As	Increase
	Reference	Reported	(Decrease)	Reclassifications	Restated

Net revenues:
Membership services		$689,253			$695,914
	(a)(i)		$51,915	$56,798
	(a)(v)		1,822
	(b)(i)		(91,814)
	(b)(ii)		(11,902)
	(b)(xvii)		(158)
Retail products		43,753			43,753
Miscellaneous		14,018			13,955
	(a)(v)		219
	(b)(ix)		(513)
	(b)(xix)		231

		747,024	(50,200)	56,798	753,622

Operating costs and expenses:
Membership services		545,450			538,274
	(a)(ii)		(473)
	(a)(v)		767
	(b)(iii)		(3,600)
	(b)(iv)		(1,056)
	(b)(ix)		77
	(b)(xii)		705
	(b)(xiii)		(234)
	(b)(xvi)		(143)
	(b)(xvii)		(1,939)
	(b)(xix)		(1,280)
Retail products		42,459			44,479
	(b)(xiv)		2,020
Advertising		43,999			43,093
	(b)(x)		(114)
	(b)(xvii)		(792)
General and administrative		33,334			37,645
	(b)(iv)		(186)
	(b)(v)		2,997
	(b)(xiii)		(131)
	(b)(ix)		5
	(b)(xvii)		(182)
	(b)(xix)		1,808

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Nine Months Ended September 30, 2003
			Adjustments
		As	Increase
	Reference	Reported	(Decrease)	Reclassifications	Restated

Depreciation and amortization		57,918			59,776
	(b)(iii)		11,960
	(b)(v)		(1,439)
	(b)(vi)		2,685
	(b)(vii)		(13,366)
	(b)(viii)		4,803
	(b)(xi)		(2,225)
	(b)(xii)		(372)
	(b)(xv)		300
	(b)(xix)		(488)

		723,160	107	—	723,267

Operating income (loss)		23,864	(50,307)	56,798	30,355
Finance charges earned		56,798		(56,798)	—
Interest expense		(43,572)			(44,784)
	(a)(iv)		(442)
	(a)(v)		(1,274)
	(b)(iii)		669
	(b)(xiii)		(69)
	(b)(xix)		(96)
Foreign exchange gain (loss)		—			2,746
	(b)(xviii)		2,746
Other, net		(4,678)			(3,785)
	(b)(xix)		893

		8,548	2,427	(56,798)	(45,823)

Income (loss) before income taxes		32,412	(47,880)	—	(15,468)
Income tax provision		(7,779)		236	(849)
	(b)(xx)		6,694

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

		Nine Months Ended September 30, 2003
			Adjustments
		As	Increase
	Reference	Reported	(Decrease)	Reclassifications	Restated

Income (loss) from continuing operations before cumulative effect of changes in accounting principles		24,633	(41,186)	236	(16,317)
Loss discontinued operations		(2,444)		(236)	(2,680)

Income (loss) before cumulative effect of changes in accounting principles		22,189	(41,186)	—	(18,997)
Cumulative effect of changes in accounting principles		(15,579)			(626)
	(a)(iii)		20,282
	(b)(xix)		(409)
	(b)(xx)		(4,920)

Net income (loss)		$6,610	$(26,233)	$—	$(19,623)

(a)	Restatements Arising from the Findings of the Audit Committee Investigation
Among other things, the Audit Committee identified the following transactions that were, based on its findings, improperly reflected in the Company’s condensed consolidated financial statements in prior periods.
(i)	Accounting for membership revenue in accordance with Staff Accounting Bulletin No. 101—The Audit Committee determined that the Company improperly implemented Staff Accounting Bulletin (“SAB”) No. 101 in a prior period. Specifically, after the Company’s adoption of SAB 101, revenue was recognized over the average contractual life of twenty-two months. As a part of this restatement, the Company has modified its membership revenue recognition methodology such that membership revenue is earned on a straight-line basis over the longer of the initial membership term or the estimated membership life. The impact of this change resulted in an increase in deferred revenue and an increase in accumulated deficit of $1,024,135 as of January 1, 2003, a decrease in installment accounts receivable of $500,190 as of September 30, 2003, respectively, and an increase in membership services revenue of $21,354 and $51,915 for the three and nine months ended September 30, 2003, respectively.

(ii)	Expense membership acquisition costs when incurred—The Audit Committee determined that the Company improperly accounted for membership acquisition costs by improperly deferring certain costs in 2002 and prior. The impact of this change resulted in an increase in accumulated deficit and an decrease in deferred membership origination costs of $120,484 as of January 1, 2003 and an increase in membership services expenses of $530 for the three months ended September 30, 2003 and a decrease in membership services expenses of $473 for the nine months ended September 30, 2003.

(iii)	Adoption of cash basis for recoveries of unpaid dues on inactive memberships—The Audit Committee determined that the Company should have adopted the cash basis for recoveries of unpaid dues on inactive memberships prior to 2003. The impact of this change resulted in a decrease in cumulative effect of changes in accounting principles of $20,282 for the nine months ended September 30, 2003.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(iv)	Unrecorded payment obligations—The Audit Committee identified that the Company had improperly accounted for $22,000 of face amount repayment obligations due in 2015 or later on membership contracts sold by a subsidiary before Bally acquired it in the late 1980s. The impact of this change resulted in an increase in accumulated deficit and other liabilities of $4,860 as of January 1, 2003 and an increase in interest expense of $147 and $442 for the three and nine months ended September 30, 2003, respectively.

(v)	Sales of future receivables—As a result of adopting accounting for revenue in accordance with SAB No. 101, the Company had to amend its accounting treatment of the sale of receivables from the sale of financial assets pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to debt treatment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-18, “Sale of Future Receivables.” The impact of this change resulted in a decrease in deferred revenue and an increase in long term debt of $29,802 as of January 1, 2003. The change had no impact on net loss for the three and nine months ended September 30, 2003. However, the change increased membership services revenue $363 and $1,822, miscellaneous revenue $53 and $219, membership services expenses $161 and $767 and interest expense $255 and $1,274 for the three and nine months ended September 30, 2003, respectively.
(b)	Correction of Errors
During the course of the preparation of its financial statements for the year ended December 31, 2004, the Company determined that previously reported financial information required restatement for certain errors. Below is a description of the adjustments made to correct these errors.
(i)	Accounting for membership revenue for multiple element arrangements — The Company enters into contracts that include a combination of (i) health club services, (ii) personal training services, and (iii) nutritional products. The Company improperly separated these multiple element arrangements into multiple units of accounting resulting in premature recognition of early delivered nutritional products and personal training services. As a part of this restatement, the Company has modified its membership revenue recognition policy to treat these arrangements as single units of accounting and recognize revenue for these arrangements on a straight-line basis over the later of when collected or earned. The impact of this adjustment resulted in an increase in accumulated deficit and deferred revenue of $191,966 as of January 1, 2003. In addition, for the three and nine months ended September 30, 2003, this adjustment resulted in a decrease in membership services revenue of $30,891 and $91,814, respectively.

(ii)	Accounting for prepaid personal training services—In prior periods, the Company inappropriately estimated deferred revenue related to personal training services that had been paid for but not yet earned. The impact of this correction was an increase in accumulated deficit and deferred revenue of $12,744 as of January 1, 2003. In addition, for the three and nine months ended September 30, 2003, this correction resulted in a decrease in membership services revenue of $1,900 and $11,902, respectively.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(iii)	Lease accounting— Like other companies with significant leasehold improvements, in early 2005 the Company performed a review of our accounting policies and practices with respect to leases. As a result of this internal review, the Company concluded that certain of our historical methods of accounting for leases with escalating rental obligations, tenant improvement allowances and of determining lives used in the calculation of depreciation of leasehold improvements were not in accordance with U.S. generally accepted accounting principles.
a.	In prior periods, the Company did not recognize rent expense on club leases with escalating rental obligations using the required straight-line rent method. For purposes of calculating straight-line rent expense (and depreciating leasehold improvements (see below)), we use the contractual lease term, beginning on the rent commencement date.

b.	In prior periods, the Company reflected tenant allowances as a reduction to property and equipment on the Condensed Consolidated Balance Sheets and amortized these amounts, and the related leasehold improvements, to depreciation expense in the Consolidated Statements of Operations. Additionally, the Company reflected tenant allowances as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. The Company has determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases", requires these allowances to be recorded as deferred rent liabilities on the Condensed Consolidated Balance Sheets and requires these allowances to be amortized as a reduction to rent expense on the Consolidated Statements of Operations. Additionally, these rules require tenant allowances to be reflected as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

c.	Historically, the Company depreciated leasehold improvements over the contractual term of the lease. The Company also depreciated leasehold improvements acquired subsequent to store opening, such as remodels, over the contractual term of the lease. In both instances, optional renewal periods were included in the contractual term of the lease if renewal was reasonably assured at the time the asset was placed in service. The Company has concluded that such leasehold improvements should be depreciated over the lesser of the assets economic life, with a maximum of 15 years, or the contractual term of the lease, excluding all renewal options. The Company’s club leases generally have a term of 10 to 15 years and provide options to renew for between 5 to 15 additional years.

The impact of the changes related to lease accounting were an increase in accumulated deficit of $151,836, in goodwill of $353, in deferred rent liability of $105,063, in accrued liabilities of $344 and long term liabilities of $1,483 and decreases in property and equipment, net of $52,211 and long term debt of $6,912 as of January 1, 2003. In addition, for the three and nine months ended September 30, 2003, there was a decrease in interest expense of $222 and $669, and increases in depreciation expense of $3,984 and $11,960. For the three months ended September 30, 2003, there was an increase in membership services expenses of $578 and a decrease of $3,600 for the nine months ended September 30, 2003.
(iv)	Self-insurance liabilities—The Company concluded that our previous methodologies for estimating our self-insured workers’ compensation, health and life and general insurance claims resulted in a net understatement of our self-insured liabilities. The impact of this adjustment was a decrease in accrued liabilities of $794 and an increase in other liabilities and accumulated deficit of $6,446 and $5,652, respectively, as of January 1, 2003. In addition, for the three and nine months ended September 30, 2003, there was a decrease in membership services expense of $2,351 and $1,056 and general and administrative expense of $5 and $186, respectively.

(v)	Deferred expense recognition for IT services—The Company improperly deferred recognition of internal and external costs incurred to develop internal-use computer software. The impact of this adjustment was an increase in accumulated deficit of $9,754, a decrease in property, plant and equipment cost of $14,856 and a decrease in accumulated depreciation of $5,102 as of January 1, 2003. In addition, for the three and nine months ended September 30, 2003, there was an increase in general and administrative expense of $1,051 and $2,997 and a decrease in depreciation expense of $480 and $1,439, respectively.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(vi)	Valuation of goodwill— The Company incorrectly calculated the amount of consideration paid in certain acquisitions due to the use of improper dates for valuing the common stock issued. In addition, the Company did not identify all intangible assets acquired in certain acquisitions (see “Identification of separately identifiable assets apart from goodwill”). Further, the Company concluded that our practice of amortizing goodwill over 40 years was inconsistent with the maximum reasonably likely duration of material benefit from the acquired goodwill. The Company did not properly apply the guidance in FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of” to measure the amount of impairment losses. In addition, we determined conditions at various dates which indicated the carrying amounts of fixed assets were impaired, but determined that impairment analyses had not been performed even though trigger events were present. As a result, the Company performed the impairment analyses not previously completed for the periods being restated and recorded impairment adjustments as applicable. The impact of these adjustments was an increase in accumulated deficit of $129,650 and a decrease in goodwill as of January 1, 2003. The impact of these adjustments was an increase in depreciation and amortization expense of $695 and $2,685 for the three and nine months ended September 30, 2003

(vii)	Valuation of fixed assets— The Company determined that the Company did not properly apply the guidance in FASB Statement No. 121 to measure the amount of impairment losses. And we determined conditions at various dates which indicated the carrying amounts of fixed assets were impaired, but determined that impairment analyses had not been performed even though trigger events were present. As a result, the Company performed the impairment analyses not previously completed for the periods being restated and recorded impairment adjustments as applicable. The impact of these adjustments was an increase in accumulated deficit of $119,578 and a decrease in property and equipment, net as of January 1, 2003. In addition, this correction resulted in a decrease in depreciation and amortization of $4,455 and $13,366 in the three and nine months ended September 30, 2003, respectively.

(viii)	Identification of separately identifiable assets apart from goodwill—The Company concluded that our previous method of allocating the excess of the purchase price over the fair market value of assets acquired to goodwill resulted in an overstatement of goodwill. Specifically, in applying APB 16, “Business Combinations,” we should have allocated a portion of the excess to certain separately identifiable intangible assets: a) “Membership Relations” which represents the fair market value of relationships with existing members as of the acquisition date: b) “Non-compete Agreements” which represents the fair market value of the non-competition agreement with the seller of the company: c) “Trade name” which represents the fair market value of the trade names associated with the acquired operations, and; c) “Leasehold Rights” which represents the estimate of the favorable and unfavorable lease agreements in place as of the acquisition date. The impact of this correction resulted in a decrease of goodwill and non-compete agreements and an increase in membership relations, trade name and leasehold rights of $14,651, $29, $5,943, $1,600 and $7,138, respectively, as of January 1, 2000. In addition, the impact of this correction on the three and nine months ended September 30, 2003 was an increase in depreciation and amortization of $1,601 and $4,803, respectively. Further, the Company concluded that our practice of amortizing goodwill over 40 years was inconsistent with the maximum reasonably likely duration of material benefit from the acquired goodwill.

(ix)	Escheatment obligations— The Company determined that the liability for the potential escheatment of certain payroll-related and supplier-related checks was understated. The impact of this adjustment was an increase in accumulated deficit of $1,644 and an increase in accounts payable of $792 and accrued liabilities of $852 as of January 1, 2003. In addition, for the three and nine months ended September

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
30, 2003, this adjustment resulted in a decrease in miscellaneous revenue of $26 and $513, and increases in membership processing expenses of $77 and $77, and general and administrative expenses of $5 and $5, respectively.

(x)	Capitalized advertising—The Company determined that our previous method of deferring recognition of production costs over the estimated life of the advertising resulted in an overstatement of capitalized advertising and that the cost of advertising should be expensed no later than the first time the advertising takes place. The impact of these adjustments was an increase in accumulated deficit and a decrease in other current assets of $2,786 as of January 1, 2003. For the three and nine months ended September 30, 2003, these adjustments resulted in a decrease in advertising expense of $223 and $114, respectively.

(xi)	Capitalized maintenance—The Company improperly deferred recognition of internal compensation costs incurred in conjunction with the build out of various clubs. These payments should have been recorded as expense when services were rendered, rather than deferred and recorded as an expense in later periods. The impact of these adjustments was an increase in accumulated deficit and a decrease in property and equipment, net of $24,589 as of January 1, 2003. In addition, for the three and nine months ended September 30, 2003, these adjustments resulted in a decrease in depreciation expense of $738 and $2,225, respectively.

(xii)	Presale costs—The Company determined that our previous method of deferring rent costs associated with club leases during the construction period resulted in an overstatement of leasehold improvements and that the rent costs during the construction period should be expensed as paid. The impact of these adjustments was an increase in accumulated deficit and a decrease in property and equipment, net of $10,214 as of January 1, 2003. In addition, for the three and nine months ended September 30, 2003, these adjustments resulted in an increase membership services expense of $531 and $705 and a decrease in depreciation expense of $124 and $372, respectively.

(xiii)	Other capitalized costs—As part of the restatement, the Company determined that other capitalized costs, none of which were individually significant, should have been expensed as paid. The impact of these adjustments was an increase in accumulated deficit and a decrease in other current assets, property and equipment, net and accounts payable of $9,867, $4,156, $5,979 and $268, respectively, as of January 1, 2003. In addition, for the three and nine months ended September 30, 2003, these adjustments resulted in a decrease in membership services expenses of $285 and $234, and a decrease in general and administrative of $198 and $131, and an increase in interest expense of $30 and $69, respectively.

(xiv)	Retail Inventory— The Company determined that the recorded value of retail inventories were overstated, primarily as a result of differences in physical count and as a result of incorrect accounting for cost of goods sold. The impact of these adjustments is an increase in accumulated deficit and a decrease in other current assets of $1,693 as of January 1, 2003. In addition, these adjustments resulted in an increase in retail product expenses of $673 and $2,020 for the three and nine months ended September 30, 2003, respectively.

(xv)	Equipment inventory—The Company determined that the Company’s accounting for equipment trade-ins resulted in an overstatement of the cost basis of the Company’s investment in exercise equipment. The impact of these adjustments is an increase in accumulated deficit and property and equipment, net, of $1,565 as of January 1, 2003. In addition, these adjustments resulted in an increase in depreciation and amortization expense of $18 and $300 for the three and nine months ended September 30, 2003, respectively.

(xvi)	Asset impairment—The Company assessed its long-lived assets for indicators of impairment based on operational performance. Impairment was determined by comparing projected undiscounted cash

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
flows to be generated by the asset to its carrying value. For identified impairments, a loss was recorded equal to the excess of the asset’s net book value over the asset’s fair value. The impact of this correction for the three months ended September 30, 2003 was an increase in membership services expense of $99 and for the nine months ended September 30, 2003, a decrease in membership services expenses of $143.

(xvii)	Period-end accruals and other out of period items — The Company identified obligations that were not properly accrued for as of the end of an accounting period. As part of the restatement, these out of period items are being recognized in the period in which the underlying transaction occurred. The impact of these adjustments was an increase in accumulated deficit, other current assets, property and equipment, other current assets, accounts payable and accrued liabilities of $4,721, $431, $238, $594 and $3,821, respectively, as of January 1, 2003. In addition, these adjustments resulted in decreases in membership services and general and administrative expenses of $456, and $32, respectively, for the three months ended September 30, 2003 and, for the nine months ended September 30, 2003, decreases in membership services, advertising, and general and administrative expense of $1,939, $792, and $182, respectively. In addition, these adjustments resulted in an increase of $73 and a decrease of $158 in membership services revenue for the three and nine months ended September 30, 2003.

(xviii)	Foreign exchange gain (loss) — The Company determined gains and losses from various foreign currency transactions, such as those relating to management fees and, although not significant, the settlement of foreign receivables or payables, were not properly accounted for in prior periods. The impact of these adjustments was to increase accumulated deficit, cash and accrued liabilities $3,043, $176 and $1,633, respectively, and to decrease other current assets, property and equipment, net, goodwill, deferred income taxes, other assets, accounts payable, deferred income taxes, accounts payable, current maturities of long term debt, long-term debt, other liabilities and accumulated other comprehensive income $136, $1,311, $241, $5, $16, $88, $176, $459 and $2,082, respectively, as of January 1, 2003. In addition, these adjustments resulted in foreign exchange gains of $766 and $2,746 for the three and nine months ended September 30, 2003, respectively.

(xix)	Other — As part of the restatement, other adjustments were identified, none of which were individually significant. The impact of these adjustments was to increase accumulated deficit by $6,031, cash by $1,065 other assets by $10,261, accrued liabilities by $8,861, current maturities of long term debt by $630, long term debt by $692 and contributed capital by $1,213 and to decrease trademark by $259, other current assets by $740, property and equipment, net by $2,176, intangible assets (net) by $2,786 as of January 1, 2003. For the three and nine months ended September 30, 2003, these adjustments decreased membership services expense $146 and $1,280, depreciation and amortization expenses $166 and $488 and other, net by $893 and $893 and increased general and administrative expenses $818 and $1,808 and interest expense $68 and $96, respectively. In addition, these adjustments resulted in an increase in miscellaneous revenue of $231, an increase to cumulative effect of changes in accounting principles of $409 and for the nine months ended September 30, 2003.

(xx)	Effect of restatement on income tax accounts — As a part of the restatement and in accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company reviewed the likelihood of realizing a future benefit from the related restatement adjustments. As a result of this review, the Company increased its valuation allowance for the net effect of the tax benefits resulting from the restatement adjustments and determined that the valuation adjustment originally reversed in 2003 should be restated back to the period recognized. Associated with this valuation adjustment, the Company decreased paid-in-capital for the unrealized benefit associated with the Company’s stock option and stock purchase plans that was taken in 2001. In addition, the Company reviewed the Company’s actual and contingent tax liabilities for the restatement period and increased its contingency reserve, accordingly. The impact of these adjustments was an increase in accumulated deficit of $2,521 and a decrease to paid-in-capital of $4,000 as of December 31, 2003. The income statement effect was a decrease to income tax expense of $1,214 and $1,774 for the three and nine months ended September 30, 2003.

       Changes to the Consolidated Statement of Cash Flows—As a result of the restatement adjustments described herein, the reported components of the Consolidated Statements of Cash Flows have been adjusted to conform to the restated balances and amounts. As a result, the following cash flows have been restated from their previously reported balances for the nine months ended September 30, 2003:

Cash provided by operating activities:
As reported	$38,087
As restated	69,470
Restatement adjustment	31,383

Cash used in investing activities:
As reported	(32,009)
As restated	(39,092)
Restatement adjustment	(7,083)

Cash provided by (used in) financing activities:
As reported	2,416
As restated	(21,866)
Restatement adjustment	(24,282)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 3 Debt
     At September 30, 2004 the Company had issued $8,700 in letters of credit and had borrowings of $55,000 outstanding under its $100,000 revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit which cannot exceed $30,000. In August 2004, the Company received consent from its lenders to deliver its financial statements for the quarter ending June 30, 2004 and the month ending July 31, 2004 on or before September 30, 2004. In September 2004, the Company received consent to deliver its financial statements for the quarter ending June 30, 2004 and the months ending July 31 and August 31, 2004 on or before November 1, 2004. At September 30, 2004, the Company was in compliance with its revolving credit facility.
     On September 29, 2004, the Series 2001-1 was amended to reduce the minimum Moody’s rating to be maintained on the Company’s Senior Subordinated Notes to at least Caa2. The lower rating requirement was subject to approval by the lenders under the revolving credit agreement (as defined below) to increase the monthly amortization to $8,300 or the minimum required Moody’s rating would revert to Caa2 on November 1, 2004.
Note 4 Deferred Revenue

	For the Nine Months Ended September 30, 2004
	Balance at			Balance at
	December 31,	Cash	Revenue	September 30,
	2003	Additions	Recognized	2004
	(As Restated See Note 2)
Deferral of receipts from financed members:

Initial term payments	$535,391	$257,511	$(250,060)	$542,842
Down payments	111,656	42,206	(44,391)	109,471

Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	135,082	25,022	(33,248)	126,856
Advance payments of periodic dues and membership fees	145,939	301,487	(311,275)	136,151

Deferred of receipts for personal training services	19,818	97,476	(93,559)	23,735

	$947,886	$723,702	$(732,533)	$939,055

	For the Nine Months Ended September 30, 2003
	Balance at			Balance at
	December 31,	Cash	Revenue	September 30,
	2002	Additions	Recognized	2003
	(As Restated See Note 2)
Deferral of receipts from financed members:

Initial term payments	$507,691	$259,688	$(236,691)	$530,688
Down payments	117,189	39,961	(42,716)	114,434

Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	146,353	22,727	(30,107)	138,973
Advance payments of periodic dues and membership fees	150,649	313,752	(312,853)	151,548

Deferred of receipts for personal training services	14,301	79,397	(73,547)	20,151

	$936,183	$715,525	$(695,914)	$955,794

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 5 Income (loss) per Common Share
     Income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Weighted average number of common shares outstanding	32,870,301	32,662,634	32,807,239	32,632,527
Effect of outstanding stock options and warrants	301,535	1,008,041	496,797	582,601

Diluted weighted average number of common shares outstanding	33,171,836	33,670,675	33,304,036	33,215,128

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	4,218,306	2,975,594	3,978,306	2,975,594
Range of exercise price per share:
High	$36.00	$36.00	$36.00	$36.00
Low	$4.97	$12.00	$6.04	$12.00
Note 6 Income Taxes
     At September 30, 2004 the Company had approximately $583,900 of federal net operating loss carryforwards and approximately $5,896 of alternative minimum tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards begin to expire in 2011 and fully expire in 2024. In addition, the Company has substantial state loss carryforwards which begin to expire in 2004 and fully expire in 2024. Based on the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company will continue to review and evaluate the valuation allowance. At September 30, 2004 the Company’s deferred tax asset, net of valuation allowance and deferred tax liability, is nil.
Note 7 Stock Plans
     The Company accounts for its stock-based compensation plans, described in the Company’s 2004 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost related to option plans was reflected in net income (loss), as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company has recorded compensation expense related to the restricted stock grants which vest over time. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock—Based Compensation—Transition and Disclosure", the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
		(As Restated		(As Restated
		See Note 2)		See Note 2)
Net income (loss) as reported	$6,847	$(4,800)	$(13,259)	$(19,623)
Plus: stock-based compensation expense included in net loss	134	242	1,074	439
Less: stock-based compensation expense determined under fair value based method	(1,366)	(2,446)	(5,143)	(6,614)

Pro forma net income (loss)	$5,615	$(7,004)	$(17,328)	$(25,798)

Basic income (loss) per common share
As reported	$0.21	$(0.15)	$(0.40)	$(0.60)
Pro forma	0.17	(0.21)	(0.53)	(0.79)
Diluted income (loss) per common share
As reported	$0.21	$(0.15)	$(0.40)	$(0.60)
Pro forma	0.17	(0.21)	(0.53)	(0.79)
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
Note 8 Guarantees
     The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, PLC. The lease has a 15-year term that began in May 2002, with current annual rental (subject to escalation) of $611. The Company believes that it does not have any obligation to perform under the guarantee as of September 30, 2004.

Note 9 Stockholders’ Equity (Deficit)
      Preferred Stock: The Company is authorized to issue 10,000,000 shares, $.10 par value, of preferred stock in one or more series and to designate the rights, preferences, limitations, and restrictions of and upon shares of each series, including voting, redemption, and conversion rights. 602,000 shares of Series A Junior Participating Preferred Stock have been authorized; no shares are issued or outstanding.
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
      The Company redeemed a stockholder rights plan related to the Series A Junior Stock in July 2004. See Note 11 Subsequent Events for a discussion of a the adoption of a new Stockholder Rights Plan in October 2005.
Note 10 Legal Proceedings
•	Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement. The class period set forth in these lawsuits begins on either May 17 or August 3, 1999, depending on the particular lawsuit, and ends for all lawsuits on April 28, 2004.

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

•	On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock.

On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On August 17, 2005, Magistrate Judge Jelderks issued proposed findings and conclusions that would, if adopted by the District Court, grant the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Plaintiffs filed objections to those aspects of the Magistrate Judge’s recommendation that were contrary to their positions. The parties have fully briefed these objections and are awaiting decision. Motions for summary judgment are due on December 31, 2005. It is not yet possible to determine the ultimate outcome of this action.

•	The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on our financial condition or results of operations.
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
Note 11 Subsequent Events
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
Securitization
In October 2004, $100,000 outstanding under the Series 2001-1 floating rate accounts receivable-backed revolving facility (“Series 2001-1”) pursuant to the H&T Master Trust (the “Trust”) was repaid from proceeds of the new term loan described above. Pursuant to an amendment in March 2004, the Series 2001-1 was to commence monthly amortization of $5,000 in November 2004. On September 29, 2004, the Series 2001 -1 was amended to reduce the minimum Moody’s rating to be maintained on the Company’s Senior Subordinated Notes to at least Caa2. The lower rating requirement was subject to approval by the lenders under the revolving credit agreement (as defined below) to increase the monthly amortization to $8,300 or the minimum required Moody’s rating would revert to Caa2 on November 1, 2004.
Audit Committee Investigation Findings
In February 2005, the Company announced that the Audit Committee of its Board of Directors had completed its investigation into various accounting issues. The Audit Committee investigation was led by Bingham McCutchen LLP, who consulted with accounting experts PricewaterhouseCoopers LLP and Marshall Wallace. In addition, in connection with its representation of the Company in the SEC investigation, Latham &Watkins LLP conducted an inquiry into the circumstances associated with the restatement of the prepaid dues account in the financial statements for 2003 and reported to the Audit Committee on the results of that inquiry. The Audit Committee investigation identified accounting errors, attributed responsibility for these errors to the Company’s former CEO and CFO and found improper conduct on the part of the Company’s then Controller and Treasurer. The Controller and Treasurer were subsequently terminated. The investigation also indicated that there were deficiencies in internal controls over financial reporting. See Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2004 for more complete details of management’s evaluation and report on Internal Controls Over Financial Reporting.
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
2005 Consent Solicitation
On July 13, 2005, the Company commenced the solicitation of consents to extend the original waivers of defaults obtained on December 7, 2004 from holders of its Senior Notes and Senior Subordinated Notes (“Noteholders”) under the indentures governing the notes. On August 4 and 5, 2005, the Company received notices of default under the indentures following the expiration of the waiver of the financial reporting covenant default on July 31, 2005. The notices commenced a 30-day cure period and a 10-day period after which a cross-default would have occurred under the Company’s Credit Agreement. Effective August 9, 2005, the Company entered into a consent with its lenders under the Credit Agreement to extend the 10-day period until August 31, 2005. On August 24 and August 30, the Company received consents from holders of a majority of its Senior Subordinated Notes and its Senior Notes, respectively, to extend the waivers until November 30, 2005. On August 30, 2005, the Company further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and Senior Notes, to exclude certain additional expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending March 31, 2006. On November 1, 2005, the Company completed a consent solicitation of those holders of Senior Subordinated Notes who were not party to the August 24, 2005 consent agreement. Fees paid for these consents to the Noteholders consisted of cash payments of $4,865.6 and issuance of 1,903,206 shares of unregistered Common Stock. The solicitation agent was issued 232,000 shares of unregistered Common Stock as compensation for services rendered, while the lenders under the Credit Agreement were paid $2,925.6 in cash for their consents and amendment. In addition, on November 28, 2005, the Company entered into a Stock Purchase Agreement with the solicitation agent pursuant to which 409,314 shares of unregistered Common Stock were issued to the solicitation agent in exchange for $1,432.6, which equalled the consent fee the Company paid in cash to holders of the Senior Subordinated Notes in connection with the consent solicitation.
Crunch Purchase Agreement
On September 16, 2005, the Company entered into a Purchase Agreement to sell all of its health clubs operating under the Crunch Fitness sm brand along with four additional health clubs operating under different brands in the San Francisco, California market as well as the Gorilla Sports sm brand, for a total purchase price of $45,000, subject to certain purchase price adjustments including, but not limited to, adjustments for taxes, insurance and rent. The Company retains all pre-closing liabilities associated with these health clubs. Closing of the transaction is subject to a number of significant closing conditions set forth in the Purchase Agreement, including consent to the transfer and release of the Company’s tenant and guarantee obligations by the lessors under the various leases for the facilities to be sold. While negotiations with all landlords are ongoing and we continue to diligently pursue obtaining these consents, the limited progress made to date in securing consents raises substantial doubt about the ability of both parties to successfully close the transaction. Furthermore, under the Purchase Agreement, either the Company or the purchaser may terminate the transaction if the closing has not occurred by December 31, 2005. There can be no assurance that the closing conditions will be satisfied prior to that date or that the transaction will close.
Adoption of Rights Plan
On October 17, 2005, the Company entered into a consent agreement with its lenders under its Credit Agreement to permit the Company to enter into Rights Plan Transactions (as defined). On October 18, 2005, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”), authorized a new class of and issuance of up to 100,000 shares of Series B Junior Participating Preferred Stock, and declared a dividend of one preferred share purchase right (the “Right”) for each share of Common Stock held of record at the close of business on October 31, 2005. Each Right, if and when exercisable, entitles its holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at a price of $13.00 per one one-thousandth of a Preferred Share subject to certain anti-dilution adjustments.
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
Amendments to Employment Agreements
In November 2005, the Company amended the employment contracts with Mr. Paul A. Toback, President and Chief Executive Officer, Mr. Carl J. Landeck, SVP and Chief Financial Officer, Mr. Marc D. Bassewitz, SVP and General Counsel, Mr. Harold Morgan, SVP and Chief Administrative Officer, and James A. McDonald, SVP and Chief Marketing Officer to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control” for issuances of equity by the Company. These amendments became effective only upon the filing of the Annual Report on Form 10-K for the year ended December 31, 2004.
Director Compensation
In 2005, the Company increased the stipend for non-employee directors serving as committee chairmen from $2.0 to $7.5 per year. In addition, as of the date of this filing, the following additional compensation for non-employee directors became effective: (i) for the 2005 year, an additional $50 cash retainer; (ii) the Audit Committee chairman stipend will be raised to $25; (iii) subject to stockholder approval of an equity compensation plan, for years ending after December 31, 2005, an annual grant of $30 of equity compensation in the form of restricted stock and/or options; and (iv) subject to stockholder approval of an equity compensation plan, a grant of $20 of restricted stock in 2006 and 2007.
Engagement of J.P. Morgan Securities Inc.
On November 29, 2005, the Company engaged J.P. Morgan Securities Inc. to advise the Company, together with The Blackstone Group, in exploring strategic alternatives, including potential equity transactions or the sale of businesses or assets.
Note 12 Condensed Consolidating Financial Statements
     Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture to the Parent’s 10 1/2% Senior Notes due 2011 (“the Notes”) issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including substantially all domestic subsidiaries of the Parent. Non-Guarantor subsidiaries include Canadian operations and special purpose entities for accounts receivable and real estate finance programs.
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
     The following tables present the condensed consolidating balance sheet at September 30, 2004 and December 31, 2003, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2004 and 2003.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$24,193	$997	$—	$25,190
Other current assets	—	30,754	1,019	—	31,773

Total current assets	—	54,947	2,016	—	56,963
Net property and equipment, at cost	—	366,587	16,888	—	383,475
Goodwill	—	40,170	1,475	—	41,645
Trademarks	6,507	2,968	691	—	10,166
Intangible assets, net	—	7,242	1,346	—	8,588
Investment in and advances to subsidiaries	(838,778)	221,315	—	617,463	—
Other assets	10,393	8,811	11,032	—	30,236

	$(821,878)	$702,040	$33,448	$617,463	$531,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$57,055	$259	$—	$57,314
Income taxes payable	—	784	—	—	784
Accrued liabilities	19,773	93,207	6,659	—	119,639
Current maturities of long-term debt	13,633	912	4,345	—	18,890
Deferred revenues	—	326,662	6,125	—	332,787

Total current liabilities	33,406	478,620	17,388	—	529,414
Long-term debt, less current maturities	601,671	12,792	112,225	—	726,688
Net affiliate payable	—	576,825	(46,703)	(530,122)	—
Other liabilities	—	124,200	1,458	—	125,658
Deferred revenues	—	594,892	11,376	—	606,268
Stockholders’ equity (deficit)	(1,456,955)	(1,085,289)	(62,296)	1,147,585	(1,456,955)

	$(821,878)	$702,040	$33,448	$617,463	$531,073

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2003 (Restated Note 2)
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$237,683	$9,365	$—	$247,048
Retail products	—	12,233	361	—	12,594
Miscellaneous	—	4,694	446	—	5,140

	—	254,610	10,172	—	264,782
Operating costs and expenses:
Membership services	—	172,265	8,042	—	180,307
Retail products	—	11,833	335	—	12,168
Advertising	—	13,355	242	—	13,597
General and administrative	957	16,505	562	—	18,024
Depreciation and amortization	—	17,233	480	—	17,713

	957	231,191	9,661	—	241,809

Operating income (loss)	(957)	23,419	511	—	22,973
Equity in net income (loss) of subsidiaries	21,711	—	—	(21,711)	—
Interest expense	(14,601)	(1,590)	(2,671)	2,132	(16,730)
Foreign exchange gain	—	—	879	—	879
Other, net	694	30	1,346	(2,132)	(62)

	7,804	(1,560)	(446)	(21,711)	(15,913)

Income (loss) before income taxes	6,847	21,859	65	(21,711)	7,060
Income tax provision	—	(213)	—	—	(213)

Net income	$6,847	$21,646	$65	$(21,711)	$6,847

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2003
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$222,881	$8,570	$—	$231,451
Retail products	—	13,801	337	—	14,138
Miscellaneous	—	4,033	343	—	4,376

	—	240,715	9,250	—	249,965
Operating costs and expenses:
Membership services	—	171,194	7,205	—	178,399
Retail products	—	14,289	308	—	14,597
Advertising	—	11,211	501	—	11,712
General and administrative	899	11,649	321	—	12,869
Depreciation and amortization	—	19,493	118	—	19,611

	899	227,836	8,453	—	237,188

Operating income (loss)	(899)	12,879	797	—	12,777
Equity in income (loss) from continuing operations of subsidiaries	10,254	—	—	(10,254)	—
Interest expense	(12,770)	(2,330)	(2,807)	1,978	(15,929)
Foreign exchange gain	—	—	766	—	766
Other, net	(1,219)	23	1,209	(1,978)	(1,965)

	(3,735)	(2,307)	(832)	(10,254)	(17,128)

Income (loss) from continuing operations before income taxes	(4,634)	10,572	(35)	(10,254)	(4,351)
Income tax provision	—	(283)	—	—	(283)

Income (loss) from continuing operations	(4,634)	10,289	(35)	(10,254)	(4,634)
Loss from discontinued operations	(166)*	—	(166)	166	(166)

Net income (loss)	$(4,800)	$10,289	$(201)	$(10,088)	$(4,800)

*	Equity in amounts from subsidiaries related to discontinued operations and cumulative effect of changes in accounting principles.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$704,486	$28,047	$—	$732,533
Retail products	—	40,876	1,172	—	42,048
Miscellaneous	—	13,350	1,370	—	14,720

	—	758,712	30,589	—	789,301
Operating costs and expenses:
Membership services	—	539,280	21,777	—	561,057
Retail products	—	39,365	1,034	—	40,399
Advertising	—	48,418	934	—	49,352
General and administrative	2,871	45,472	1,514	—	49,857
Depreciation and amortization	—	50,672	1,560	—	52,232

	2,871	723,207	26,819	—	752,897

Operating income (loss)	(2,871)	35,505	3,770	—	36,404
Equity in net income (loss) of subsidiaries	30,054	—	—	(30,054)	—
Interest expense	(42,425)	(5,245)	(7,840)	6,244	(49,266)
Foreign exchange gain	—	—	473	—	473
Other, net	1,983	61	3,968	(6,244)	(232)

	(10,388)	(5,184)	(3,399)	(30,054)	(49,025)

Income (loss) before income taxes	(13,259)	30,321	371	(30,054)	(12,621)
Income tax provision	—	(638)	—	—	(638)

Net income (loss)	$(13,259)	$29,683	$371	$(30,054)	$(13,259)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2003 (Restated Note 2)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$670,097	$25,817	$—	$695,914
Retail products	—	42,620	1,133	—	43,753
Miscellaneous	—	12,891	1,064	—	13,955

	—	725,608	28,014	—	753,622
Operating costs and expenses:
Membership services	—	517,652	20,622	—	538,274
Retail products	—	43,491	988	—	44,479
Advertising	—	41,867	1,226	—	43,093
General and administrative	2,699	33,978	968	—	37,645
Depreciation and amortization	—	58,670	1,106	—	59,776

	2,699	695,658	24,910	—	723,267

Operating loss	(2,699)	29,950	3,104	—	30,355
Equity in income (loss) from continuing operations of subsidiaries	22,014	—	—	(22,014)	—
Interest expense	(35,085)	(7,861)	(7,813)	5,975	(44,784)
Foreign exchange gain	—	—	2,746	—	2,746
Other, net	(547)	(1,672)	4,409	(5,975)	(3,785)

	(13,618)	(9,533)	(658)	(22,014)	(45,823)

Income (loss) from continuing operations before income taxes	(16,317)	20,417	2,446	(22,014)	(15,468)
Income tax provision	—	(849)	—	—	(849)

Income (loss) from continuing operations	(16,317)	19,568	2,446	(22,014)	(16,317)
Discontinued operations
Loss from discontinued operations	(981)*	—	(981)	981	(981)
Loss on disposal	(1,699)*	—	(1,699)	1,699	(1,699)

Loss from discontinued operations	(2,680)	—	(2,680)	2,680	(2,680)

Income (loss) before cumulative effect of changes in accounting principles	(18,997)	19,568	(234)	(19,334)	(18,997)
Cumulative effect of changes in accounting principles	(626)*	(626)	—	626	(626)

Net loss	$(19,623)	$(18,942)	$(234)	$(18,708)	$(19,623)

*	Equity in amounts from subsidiaries related to discontinued operations and cumulative effect of changes in accounting principles.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,259)	$29,683	$371	$(30,054)	$(13,259)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	1,149	51,298	2,244	—	54,691
Changes in operating assets and liabilities	691	(5,534)	756	—	(4,087)
Changes in net affiliate balances	—	(16,528)	1,186	15,342	—
Other, net	1,008	1,137	(473)	—	1,672

Cash provided by (used in) operating activities	(10,411)	60,056	4,084	(14,712)	39,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(38,561)	—	—	(38,561)
Acquisitions of businesses, net of cash acquired and other	—	(117)	—	—	(117)
Investment in and advances to subsidiaries	(14,712)	—	—	14,712	—

Cash used in investing activities	(14,712)	(38,678)	—	14,712	(38,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	34,000	—	—	—	34,000
Net repayments of other long-term debt	(9,219)	(10,579)	(3,962)	—	(23,760)
Debt issuance and refinancing costs	(251)	—	—	—	(251)
Stock purchase and options plans	593	—	—	—	593

Cash provided by (used in) financing activities	25,123	(10,579)	(3,962)	—	10,582

Increase in cash	—	10,799	122	—	10,921
Effect of exchange rate changes on cash balances	—	—	629	—	629
Cash, beginning of year	—	13,394	246	—	13,640

Cash, end of year	$—	$24,193	$997	$—	$25,190

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2003 (restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change
in accounting principle	$(18,997)	$19,568	$(234)	$(19,334)	$(18,997)
Adjustments to reconcile to cash provided -
Depreciation and amortization, including amortization
included in interest expense	1,503	57,843	3,141	—	62,487
Changes in operating assets and liabilities	9,189	13,973	614	—	23,776
Changes in net affiliate balances	—	(10,358)	23,468	(13,110)	—
Other, net	2,613	308	(717)	—	2,204

Cash provided by (used in) operating activities	(5,692)	81,334	26,272	(32,444)	69,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(38,069)	(522)	—	(38,591)
Acquisitions of businesses, net of cash acquired and other	—	—	(501)	—	(501)
Investment in and advances to subsidiaries	(32,444)	—	—	32,444	—

Cash used in investing activities	(32,444)	(38,069)	(1,023)	32,444	(39,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	(49,500)	—	—	—	(49,500)
Net borrowings (repayments) of other long-term debt	94,786	(35,006)	(23,053)	—	36,727
Debt issuance and refinancing costs	(7,847)	—	(1,943)	—	(9,790)
Stock purchase and options plans	697	—	—	—	697

Cash provided by (used in) financing activities	38,136	(35,006)	(24,996)	—	(21,866)

Increase in cash	—	8,259	253	—	8,512
Effect of exchange rate changes on cash balances	—	—	(222)	—	(222)
Cash, beginning of year	—	11,919	208	—	12,127

Cash, end of year	$—	$20,178	$239	$—	$20,417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Supplementary Data and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” each contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
Restatements and Reclassifications
     We undertook a comprehensive review of our previously filed consolidated financial statements, including an independent internal investigation As a result of the review, we restated our previously reported consolidated financial statements for the years ended December 31, 2000, 2001, 2002 and 2003, and engaged a new independent accounting firm to audit the restated 2002 and 2003 financial statements. The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of approximately $1,825 million as of January 1, 2003, a reduction in the previously reported net income of $4.7 million to a restated net loss of $4.8 million for the three months ended September 30, 2003 and a decrease in previously reported net income of $6.6 million to a restated net loss of $19.6 million for the nine months ended September 30, 2003.
     Except as otherwise specified, all information presented in this Item, the accompanying consolidated financial statements, and the related notes include all such restatements. For additional information and a detailed discussion of the accounts restated, see Note 2 “Restatements and Reclassifications,” to the accompanying consolidated financial statements. The following discussion and analysis are based upon such restated and reclassified financial data.
Executive Summary of Business
     Bally is the largest publicly-traded commercial operator of fitness centers in North America in terms of number of members, revenues and square footage of its facilities. As of September 30, 2004, we operated 414 fitness centers collectively serving approximately 3.6 million members. These 414 fitness centers occupied a total of 12.6 million square feet.
     Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 350 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of September 30, 2004, we operated fitness centers in over 45 major metropolitan areas representing 63 percent of the United States population and over 16 percent of the Canadian population. Members electing multiple center access are required to make larger monthly payments.
     Concentrating our clubs in major metropolitan areas has the additional benefits of (i) providing our members access to multiple locations to facilitate achieving their fitness goals; (ii) strengthening the Bally brand awareness; (iii) leveraging national advertising; (iv) enabling the Company to develop promotional partnerships with other national or regional companies; and (v) more cost effective regional management and control by leveraging our existing operations in those markets.
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

Currently, most of our members choose to purchase their memberships under our multi-year value plan by paying an initial enrollment fee and by making monthly payments throughout the term of their membership. Monthly payments under our value plan are generally fixed during an initial obligatory payment period, for up to three years pursuant to retail installment contracts. After the initial obligatory period of membership, our members enter the non-obligatory renewal period of membership and continue to make monthly payments to maintain membership privileges. Under sales methods in effect during 2004, membership monthly payments were substantially discounted from the initial obligatory term monthly payment levels. Following the nationwide 2005 implementation of our new “Build Your Own Membership” pricing plan, as described in the Annual Report on Form 10-K for the year ended December 31, 2004. Monthly payments in the renewal phase of membership carry a smaller or no discount to the initial period monthly payment level. Our members may also choose to purchase a prepaid membership for periods up to three years. Members choosing our “pay-as-you-go” membership payment option make month-to-month non-obligatory payments after paying an initial enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

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

Membership services revenue comprised approximately 93 and 92 percent of total revenue for the nine months ending September 30, 2004 and 2003, respectively. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately five percent and six percent of total revenue in the nine months ended September 30 2004 and 2003, respectively.

3)	The balance of our revenue (approximately 2 percent for each of the nine months ended September 30, 2004 and 2003) primarily consists of franchising revenue, guest fees and specialty programs such as martial arts programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy, from sales of Bally-branded products by third-parties, and from weight management programs. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.
     Our operating costs and expenses are comprised of the following:
1)	Membership services expenses consist primarily of salary, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our fitness centers as well as the costs to operate member processing and collection centers. The centers provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Advertising expenses consist of our marketing department, media and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to the various accounting investigations.

5)	Depreciation and amortization expenses represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings are depreciated over 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements, or the remaining non-cancelable lease terms.
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
     We believe we are well positioned to benefit from continued growth in club membership, which, according to the IHRSA’s Industry Data Survey of the Health and Fitness Club Industry, increased 4.8% in 2004 and 8.5% in 2003. Conversely, increased competition, including competition from very small fitness centers (less than 3,000 square feet), will require us to continue to reinvest in our facilities to remain competitive. Furthermore, price discounting by competitors, particularly in competitive markets, may negatively impact our membership growth and/or our yield-per-member. Our principal strategies are to improve member origination and retention and to maintain/increase yield-per-member by enhancing customer service, promoting and improving our products and services and improving operating efficiencies. See Item 2—Risk Factors Relating to the Company—“We may not be able to attract or retain a sufficient number of members to maintain or expand the business” and “We are subject to risks associated with implementation of the new business initiatives”. We also believe the addition of our nutrition and weight management programs enhances our offering and our service and provides us with a competitive edge. See Item 2—Risk Factors Relating to the Company—“We may not be able to attract or retain sufficient number of members to maintain or expand our business.”

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
      Membership services revenue also includes revenues from the rendering of personal training services to our members. In addition to personal training sold to new members as part of our membership contract as described above, we sell personal training services on a contract basis to our existing members. Our members either pay-in-full for their multiple session training packages, or make monthly payments for periods of up to three months after making an initial payment. All personal training revenue must be collected in order to be eligible for recognition as no receivable is recorded for the monthly payments not yet received. Personal training services revenue included in membership services revenue is recognized at the later of cash receipt or as earned through the rendering of personal training sessions. Cash receipts for personal training services that have not been rendered at period end are included as a deferred revenue liability on the balance sheet.
Self-Insurance Costs: We retain risk related to workers’ compensation and general liability claims, supplemented by individual and aggregate stop-loss limits. Reported liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred, but not reported, for all claims through September 30, 2004. Case-reserves are established for reported claims using case basis evaluation of the underlying claim data and are updated as information becomes known. The liabilities for workers’ compensation claims are accounted for on a present value basis utilizing a risk-adjusted discount rate.
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
     We perform impairment reviews at the club level. Generally, costs to reduce the carrying value of long-lived assets are reflected in the Consolidated Statements of Earnings as “asset impairment charges.” There were no asset impairment charges for the three and nine months ended September 30, 2004.
Valuation of Goodwill: The Company has elected to do annual tests for indications of goodwill impairment as of December 1 of each year , and also upon the occurrence of trigger events. The reviews are performed at the area operating level, which can include multiple markets. The Company utilizes discounted cash flow models and relevant market multiples for comparable businesses to determine fair value used in the goodwill impairment evaluation. Management’s estimates of fair value are based upon factors such as projected future sales, price increases, and other uncertain elements requiring significant judgments. While the Company uses available information to prepare its estimates and to perform impairment evaluations, actual results could differ significantly, resulting in future impairment and losses related to recorded goodwill balances.
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
Intangible Assets: In addition to goodwill, the Company has recorded intangible assets totaling $10.2 million for trademarks, $7.4 million for leasehold rights and $1.2 million for membership relations at September 30, 2004. Balances at December 31, 2003 were $10.6 million for trademarks, $8.3 million for leasehold rights and $1.7 million for membership relations. Leasehold rights are amortized using the straight-line method over the respective lease periods without regard to any extension options. We test these assets annually for impairment.
Stock Option Plans: We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, because the exercise price of the option granted equals the market value of the underlying stock on the option grant date, no stock-based compensation expense is included in net earnings, other than expenses related to restricted stock awards. Note 7 of the Notes to Consolidated Financial Statements describes the effect on net earnings if compensation cost for all options had been determined based on the fair market value at the grant date for awards, consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Results of Operations
      The following table sets forth key operating data for the periods indicated (in thousands except per member and number of fitness centers data):

	Three months ended		Nine months ended
	September 30		September 30

	2004	2003	2004	2003

		(As Restated See Note 2)		(As Restated See Note 2)
Net revenues

Membership	$215,640	$206,794	$638,974	$622,367

Personal training	31,408	24,657	93,559	73,547

Membership services revenue	247,048	231,451	732,533	695,914

Retail products	12,594	14,138	42,048	43,753

Miscellaneous	5,140	4,376	14,720	13,955

Net revenues	264,782	249,965	789,301	753,622

Operating costs and expenses

Membership services	180,307	178,399	561,057	538,274

Retail products	12,168	14,597	40,399	44,479

Advertising	13,597	11,712	49,352	43,093

Information technology	5,415	3,661	14,256	11,028

Other general and administrative	12,609	9,208	35,601	26,617

Depreciation and amortization	17,713	19,611	52,232	59,776

	241,809	237,188	752,897	723,267

Operating income	$22,973	$12,777	$36,404	$30,355

Operating data

Average monthly membership revenue per member	$19.31	$18.76	$19.17	$19.14

Average number of members during the period	3,723	3,674	3,704	3,613

Number of members at end of period	3,708	3,684	3,708	3,684

Number of members joined during period	271	241	911	747

Fitness centers operating at end of period	414	415	414	415
Summary of revenue recognition method
     The Company’s stated strategy is to grow the number of members by increasing new member acquisitions and improving retention. The Company also intends to grow product and services revenue.
     Membership services revenue, which includes personal training as well as membership revenue, is recognized at the later of when received or earned. See Note 4, Deferred Revenue.
     Personal training services are generally provided shortly after payment is received by the Company, which results in a relatively low and constant deferred revenue liability balance. As a result, personal training revenues recognized are relatively consistent with the level of cash received.
     Cash collected for membership revenues, on the other hand, is deferred and recognized on a straight-line basis over periods generally ranging up to 20 years based on expected member attrition and cash collection patterns using historical trends with the vast majority of membership revenues being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of previously deferred cash receipts from prior periods up to 20 years earlier. Decreasing attrition will result in more cash collected as well as lengthening the amortization period while increasing attrition would decrease cash collected but accelerate the recognition of deferred revenue. Going forward, we will monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Due to the above factors, cash collected for membership revenue during a period has little impact on revenues recognized during such period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.

Comparison of the Three Months Ended September 30, 2004 and 2003
     Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year.
     Net revenues for the three months ended September 30, 2004 were $264.8 million compared to $250.0 million in 2003, an increase of $14.8 million (6%). The increase in net revenues resulted from the following:
•	Membership revenue increased to $215.6 million from $206.8 million in 2003, an increase of $8.8 million (4%) from the prior year. The increase in membership revenue in the current year is the result of a 1% increase in the average number of members to 3.723 million members for 2004 driven by an increase in new member sign-ups in 2004 as well as a 3% increase in the average monthly membership revenue per member to $19.31 for 2004.

•	Cash collections of membership revenue during the three months ended September 30, 2004 was $206 million, an increase of $1 million from the three months ended September 30, 2003. This increase is the result of an increase in advance payments of dues and membership fees partially offset by a decrease in cash received from initial term monthly payments. See Note 4, Deferred Revenue.

•	Personal training revenue increased to $31.4 million from $24.7 million in 2003, an increase of $6.7 million (27%), primarily reflecting the Company’s emphasis on and continued growth in personal training services.

•	Retail products revenue decreased to $12.6 million from $14.1 million in 2003, a decrease of $1.5 million (11%), primarily reflecting lower retail sales in the Company’s fitness centers due in part to the elimination of the sale of ephedra-based products.

•	Miscellaneous revenue increased to $5.1 million in 2004 from $4.4 million in 2003 primarily due to an increase in specialty program revenues from our martial arts program.
     Operating costs and expenses for the three months ended September 30, 2004 were $241.8 million compared to $237.2 million during 2003, an increase of $4.6 million (2%). This increase resulted from the following:
•	Membership services expenses for the three months ended September 30, 2004 increased $1.9 million from 2003, reflecting increases in occupancy and insurance costs.

•	Retail products costs and expenses for the three months ended September 30, 2004 decreased $2.4 million (17%) from 2003 as a result of lower retail sales in the Company's fitness centers.

•	Advertising expenses for the three months ended September 30, 2004 increased $1.9 million (16%) from 2003, reflecting increases in media spending and consumer research to drive new member enrollments and to adjust for the impact of inflation on advertising which had not been increased in the past several years.

•	Information technology expenses for the three months ended September 30, 2004 increased $1.8 million (48%) from 2003 primarily as a result of costs associated with improved controls, compliance and security enhancements necessary to comply with the Sarbanes-Oxley Act of 2002. Information technology spending for 2004 was approximately 2.0% of total revenues as compared to approximately 1.5% during 2003.

•	Other general and administrative expenses for the three months ended September 30, 2004 increased $3.4 million (37%) from 2003, primarily as a result of costs incurred in connection with the investigations and litigation related to the restatement of the Company’s financial statements, as well as an increase in insurance costs.

•	Depreciation and amortization expenses for the three months ended September 30, 2004 decreased $1.9 million (10%) from 2003 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.

     Operating income for the three months ended September 30, 2004 increased $10.2 million to $23.0 million as compared to the prior year. The increase is primarily due to the increase in membership services revenue as described above.
     Interest expense for the three months ended September 30, 2004 increased $.8 million to $16.7 million due to increases in effective interest rate levels, and an increase in the average debt outstanding during 2004 as compared to 2003.
     Due to the items described above, the Company reported net income of $6.8 million for the three months ended September 30, 2004 compared to a net loss of $4.8 million for the same period last year.
Comparison of the Nine Months Ended September 30, 2004 and 2003
     Our operations are subject to seasonal factors and, therefore, the results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year.
     Net revenues for the nine months ended September 30, 2004 were $789.3 million compared to $753.6 million in 2004, an increase of $35.7 million (5%). The increase in net revenues resulted from the following:
•	Membership revenue increased to $639.0 million from $622.4 million in 2003, an increase of $16.6 million (3%) from the prior year. The increase in membership revenue in the current year is the result of a 2% increase in the average number of members to 3.70 million members for 2004 driven by an increase in new member sign-ups in 2004.

•	Cash collections of membership revenue during the nine months ended September 30, 2004 was $626 million, a decrease of $9.9 million (2%) from the nine months ended September 30, 2003. This decrease is the result of a decrease in advance payments of dues and membership fees. See Note 4, Deferred Revenue.

•	Personal training revenue increased to $93.5 million from $73.5 million in 2003, an increase of $20.0 million (27%), primarily reflecting the Company’s emphasis on and continued growth in personal training services.

•	Retail products revenue decreased to $42.0 million from $43.7 million in 2003, a decrease of $1.7 million (4%), primarily reflecting lower retail sales in the Company’s fitness centers due in part to the elimination of the sale of ephedra-based products.

•	Miscellaneous revenue increased to $14.7 million in 2004 from $13.9 million in 2003 primarily due to an increase in specialty program revenues from our martial arts program.

     Operating costs and expenses for the nine months ended September 30, 2004 were $752.9 million compared to $723.3 million during 2003, an increase of $29.6 million (4%). This increase resulted from the following:
•	Membership services expenses for the nine months ended September 30, 2004 increased $22.8 million (4%) from 2003, due to increases in occupancy and insurance costs, offset by a reduction in personnel costs as a result of the Company’s cost reduction initiatives.

•	Retail products costs and expenses for the nine months ended September 30, 2004 decreased $4.1 million (9%) from 2003 as a result of lower retail sales in the Company’s fitness centers.

•	Advertising expenses for the nine months ended September 30, 2004 increased $6.3 million (14%) from 2003 reflecting increases in media spending and consumer research to drive new member enrollments and to adjust for the impact of inflation on advertising which had not been increased in the past several years.

•	Information technology expenses for the nine months ended September 30, 2004 increased $3.2 million (29%) from 2003 primarily as a result of costs associated with improved controls, compliance and security enhancements necessary to comply with the Sarbanes-Oxley Act of 2002. Information technology spending for 2004 was approximately 1.8% of total revenues as compared to 1.5% during 2003.

•	Other general and administrative expenses for the nine months ended September 30, 2004 increased $9.0 million (34%) from 2003, primarily as a result of costs incurred in connection with the investigations and litigation related to the restatement of the Company’s financial statements as well as one-time charges, and an increase in insurance costs.

•	Depreciation expense for the nine months ended September 30, 2004 decreased $7.5 million (13%) from 2004 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
     Operating income for the nine months ended September 30, 2004 increased $6.0 million to $36.4 million as compared to the prior year. The increase primarily reflects an increase in membership services revenue, offset partially by an increase in general and administrative expenses due to the investigations and restatement as described above.
     Interest expense for the nine months ended September 30, 2004 increased $4.5 million to $49.3 million primarily due to a higher average effective rate as a result of replacement of the Company’s term loan with its Senior Notes in July 2003, increases in general interest rate levels, and an increase in the average debt outstanding during 2004 as compared to 2003.
     Due to the items described above, net loss improved by $6.3 million to a loss of $13.3 million for the nine months ended September 30, 2004 compared to a loss of $19.6 million for 2004.

BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations — (continued)
Liquidity and Capital Resources
The following table summarizes the Company’s cash flows for three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(As restated		(As restated
	See Note 2)		See Note 2)
Cash provided by operating activities	$5,076	$15,923	$39,017	$69,470
Cash used in investing activities	(11,651)	(15,174)	(38,678)	(39,092)
Cash provided by (used in) financing activities	19,386	4,173	10,582	(21,866)

Increase in cash	$12,811	$4,922	$10,921	$8,512
The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. As of September 30, 2004 our debt service requirements through September 30, 2005 included $92 million in principal payments on the Securitization Series 2001-1 pursuant to an amendment effective September 29, 2004. On October 14, 2004 the Company entered into a new credit agreement (“the Credit Agreement”) with a group of financial institutions that amended and restated our $100 million Senior Secured Revolving Credit Facility. The Credit Agreement provides for a new $175 million term loan expiring in October 2009 in addition to the existing revolving credit. Proceeds of the term loan were used to repay the $100 million Securitization Series 2001-1 in full and to provide additional liquidity for general corporate purposes. Other cash requirements were funded by cash flow and availability under the $100 million Senior Secured Revolving Credit Facility.
Debt
     In July 2003, the Company completed the refinancing of its existing $132 million term loan and $56 million outstanding on its revolving credit agreement, and repaid $25 million on its Securitization Series 2001-1 by issuing $235 million in aggregate principal of 10 1/2% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company also entered into a new $90 million revolving credit facility due 2008. The Company subsequently increased the facility to $100 million in August 2003. In addition, in 2003 the Company paid down another $30 million on its $155 million Securitization Series 2001-1 and extended the revolving period on the balance of $100 million through July 2005. Monthly amortization on the Series 2001-1 of $5 million was scheduled to begin in November 2004. On September 29, 2004, the Series 2001-1 was amended to reduce the minimum Moody’s rating to be maintained on the Company’s Senior Subordinated Notes to at least Caa2. The lower rating requirement was subject to approval by the lenders under the revolving credit agreement (as defined below) to increase the monthly amortization to $8,300 or the minimum required Moody’s rating would revert to Caa2 on November 1, 2004. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which cannot exceed $30 million.
     At September 30, 2004 the Company had issued $8.7 million in letters of credit and $55 million of borrowings outstanding under its $100 million revolving credit facility. In August 2004, the Company received consent from its lenders to deliver its financial statements for the quarter ending June 30, 2004 and the month ending July 31, 2004, on or before September 30, 2004. In September 2004, the Company received consent to deliver its financial statements for the quarter ending June 30, 2004 and the months ending July 31 and August 31, 2004 on or before November 1, 2004. At September 30, 2004 the Company was in compliance with its revolving credit facility.
Consent Solicitations
     The indentures governing the Senior Subordinated Notes and the Senior notes contain covenants including restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt of an affiliate; capital expenditures; making certain investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal years; and financial reporting, and all subject to certain exceptions. As a result of the Audit Committee investigation into certain accounting issues and the retention of new independent auditors, the Company announced on August 9, 2004 that it was unable to timely file its consolidated financial statements for the quarter ending June 20, 2004 with the SEC. Although the filing delay constituted a default of the financial reporting covenants under the indentures, it did not result in an event of default until delivery to the Company of a default notice and the expiration of a 30-day cure period. On October 29, 2004, the trustee advised the Company that it would notify holders of the Senior Subordinated Notes and the Senior Notes of the defaults in accordance with the indentures and indicated its intention to send the Company a notice of default no later than December 15, 2004 unless the default was cured or waived prior to that date. On December 7, 2004, the Company completed consent solicitations to amend the indentures governing its Senior Subordinated Notes and its Senior Notes to waive through July 31, 2005 any default arising under the financial reporting covenants in the indenture from a failure to timely file its consolidated financial statements with the SEC.

BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations — (continued)
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
     Management determined material weaknesses in our internal control over financial reporting existed as of December 31, 2004, and that certain of these material weaknesses led to the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002. See Item 9A — Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2004 for a list of material weaknesses.
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
Results of Operations — (continued)
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
     The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow and availability under our $100 million revolving credit facility will be sufficient to meet our expected needs for working capital and other cash requirements for at least the next 12 months. However, changes in terms or other requirements by vendors, including our credit card payment processor, could negatively impact cash flows and liquidity. Also, we do not know whether our cash flow and availability under the revolving credit facility will be sufficient to meet our needs in 2007 when our $300 million Senior Subordinated Notes are due. If any such events occur, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinated Notes, our Senior Notes and our senior credit facility, and may not be able to continue to operate our business. In addition, a default under our senior credit facility whether directly or as a result of a cross-default to other indebtedness we will not be able to draw on the revolving credit facility and may not have enough cash to meet our operating needs.
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
The impact of ongoing purported class action and derivative litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements and in the ordinary course of business. The potential liability from any such litigation or regulatory action could adversely affect our business.
     In 2004, we restated our consolidated financial statements for the fiscal years ended December 31, 2003, and 2002. In connection with these restatements, we and certain of our former and current officers and directors have been named as defendants in a number of lawsuits, including purported class action and shareholder derivative suits. We cannot currently predict the impact or outcome of this litigation and these investigations,

BALLY TOTAL FITNESS HOLDING CORPORATION
Management’s Discussion and Analysis of Financial Condition and
Results of Operations — (continued)
which could be material. The continuation and outcome of these lawsuits and investigations, as well as the initiation of similar suits and investigations, may have a material adverse impact on our results of operations and financial condition.
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
     As a result of the restatements of our consolidated financial statements described herein, we could become subject to additional purported class action, derivative or other securities litigation. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. The initiation of any additional securities litigation or investigations, together with the lawsuits and investigations described above, may also harm our business and financial condition.
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
  Other litigation risks
     From time to time the Company is party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business, including claims that may be asserted against us by members, their guests or our employees. We cannot assure you that we will be able to maintain our general liability insurance on acceptable terms in the future or that such insurance will provide adequate coverage against potential claims. While the outcome of litigation can never be predicted with certainty, management believes that none of these current or future matters should, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.
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
     We have devoted significant resources in the development and testing of new business initiatives, including our Build Your Own Membership (“BYOM”) and our new club staffing programs. However, there can no assurance the results of our national roll out of these programs will be successful. Furthermore, the national roll-out will require significant resources in the planning and implementation, as well as additional training for our club personnel, which may result in additional costs and distract personnel from other responsibilities. Accordingly, there can be no assurance that these programs will be effective in attracting and/or retaining members. Furthermore, some initiatives are long-term strategic initiatives and, accordingly, may not result in short-term operating efficiencies and, if unsuccessful, may result in additional operating costs.

BALLY TOTAL FITNESS HOLDING CORPORATION
Management's Discussion and Analysis of Financial Condition and
Results of Operations — (continued)
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
     We are also a party to several state and federal consent orders. These consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with such applicable laws. From time to time, we make minor adjustments to our operating procedures to remain in compliance with applicable laws and we believe our operations are in material compliance with all applicable statutes, rules and regulations. The implementation of BYOM and the new club staffing program may require market-specific adjustments to remain in compliance with state and local regulations. Our failure to comply with these statutes, rules and regulations may result in fines or penalties. Penalties may include regulatory or judicial orders enjoining or curtailing aspects of our operations. It is difficult to predict the future development of such laws or regulations,

BALLY TOTAL FITNESS HOLDING CORPORATION
Management's Discussion and Analysis of Financial Condition and
Results of Operations — (continued)
and although we are not aware of any material proposed changes, any changes in such laws could have a material adverse effect on our financial condition and results of operations.
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
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility and the Series 2001-1 accounts receivable-backed variable funding certificates bear interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balances of these variable rate obligations for the nine months ended September 30, 2004, a 100 basis point change in rates would have changed interest expense for the period by approximately $1.1 million.
     The Company has purchased 8.5% and 7.75% interest rate caps on the Series 2001-1 accounts receivable-backed variable funding certificate which, on a combined basis, cover the $100 million outstanding principal amount at September 30, 2004. The 8.5% cap covers the certificate through its original principal repayment schedule while the 7.75% cap extends through the refinanced period. The Company has also entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (8.22% at September 30, 2004). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would have changed interest expense for the period by $1.5 million for the 9 month period.
     Foreign Exchange Risk
     The Company has operations in Canada, which are denominated in local currency. Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity reported, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
This Evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on November 30, 2005.
On March 25, 2004 we were notified by, Ernst & Young LLP (“E&Y”), our principal accountant, that it had resigned. E&Y’s resignation became effective on May 10, 2004 with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005. We decided to delay the filing of this Report on Form 10-Q until this matter was resolved.
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
Our management, under the supervision and with the participation of our CEO and CFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2004. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO and CFO, concluded that as of September 30, 2004, the Company’s disclosure controls and procedures were not effective. In light of the material weaknesses, in 2005, we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed these additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls over Financial Reporting (ICFR)
     During the quarter ending September 30, 2004, the Company was implementing a new timekeeping system on a rolling basis across our club and corporate operations, to improve both the efficiency of, and internal controls over, the recording of time by hourly personnel. Due to the substantial volume of transactions and related expenses processed through this system, we believe this system implementation constituted a material change in ICFR.

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

BALLY TOTAL FITNESS HOLDING CORPORATION
management, none of these other complaints or investigations currently pending should have a material adverse effect on our financial condition or results of operations.
     In addition, we are, and have been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date we have successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operation. However, we cannot assure you that we will be able to successfully defend or settle all pending or future purported class action claims, and our failure to do so may have a material adverse effect on our financial condition or results of operations. See Item 1—Business—Government Regulation and Item 1—Business—Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities.
None.
Repurchases of Common Stock
The Company does not regularly repurchase shares nor does the Company have a share repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s annual meeting of stockholders held on July 29, 2004, the stockholders considered and voted on the following:
     Two persons nominated by the Board of Directors for election as directors of Class II for three-year terms expiring in 2007 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:

	Votes	Votes
Nominees	cast for	withheld
James F. McAnally	27,286,687	3,651,724
John W. Rogers, Jr.	27,286,687	3,486,666

BALLY TOTAL FITNESS HOLDING CORPORATION
Item 5. Other Information
None
Item 6. Exhibits and reports on Form 8-K
(a)	Exhibits:

Exhibit 10.1	Employment Agreement effective as of January 1, 2004, between the Company and Paul A. Toback (incorporated by reference to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 24, 2004).
Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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