Form 10-K
period 2004-12-31
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS HOLDING CORP; 59TH STREET GYM LLC; ACE LLC; BALLY FRANCHISE RSC INC; BALLY FITNESS FRANCHISING INC; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF MISSOURI INC
filed 2005-11-30
CIK 1062982, 1265319, 770944, 1265235, 1265236, 1265238, 1265239, 1265241, 1265242, 1265243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-13997
Bally Total Fitness Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-3228107
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois (Address of principal executive offices)	60631 (Zip Code)
Registrant’s telephone number, including area code:
(773) 380-3000
SEE TABLE OF ADDITIONAL REGISTRANTS
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Series B Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes: ☐          No: ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes: ☐          No: ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes: ☑          No: ☐
      The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $69.6 million, based on the closing price of the registrant’s common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors as of June 30, 2005. As of November 29, 2005, 37,940,480 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction of	I.R.S. Employer
Exact Name of Additional Registrants	Incorporation	Identification Number

59th Street Gym LLC	New York	36-4474644
708 Gym LLC	New York	36-4474644
Ace, LLC	New York	36-4474644
Bally Fitness Franchising, Inc.	Illinois	36-4029332
Bally Franchise RSC, Inc.	Illinois	36-4028744
Bally Franchising Holdings, Inc.	Illinois	36-4024133
Bally Sports Clubs, Inc.	New York	36-3407784
Bally Total Fitness Corporation	Delaware	36-2762953
Bally Total Fitness International, Inc.	Michigan	36-1692238
Bally Total Fitness of California, Inc.	California	36-2763344
Bally Total Fitness of Colorado, Inc.	Colorado	84-0856432
Bally Total Fitness of Connecticut Coast, Inc.	Connecticut	36-3209546
Bally Total Fitness of Connecticut Valley, Inc.	Connecticut	36-3209543
Bally Total Fitness of Greater New York, Inc.	New York	95-3445399
Bally Total Fitness of the Mid-Atlantic, Inc.	Delaware	52-0820531
Bally Total Fitness of the Midwest, Inc.	Ohio	34-1114683
Bally Total Fitness of Minnesota, Inc.	Ohio	84-1035840
Bally Total Fitness of Missouri, Inc.	Missouri	36-2779045
Bally Total Fitness of Upstate New York, Inc.	New York	36-3209544
Bally Total Fitness of Philadelphia, Inc.	Pennsylvania	36-3209542
Bally Total Fitness of Rhode Island, Inc.	Rhode Island	36-3209549
Bally Total Fitness of the Southeast, Inc.	South Carolina	52-1230906
Bally Total Fitness of Toledo, Inc.	Ohio	38-1803897
Bally’s Fitness and Racquet Clubs, Inc.	Florida	36-3496461
BFIT Rehab of West Palm Beach, Inc.	Florida	36-4154170
Crunch Fitness International, Inc.	Delaware	36-4474644
Crunch LA LLC	New York	36-4474644
Crunch World LLC	New York	36-4474644
Flambe LLC	New York	36-4474644
Greater Philly No. 1 Holding Company	Pennsylvania	36-3209566
Greater Philly No. 2 Holding Company	Pennsylvania	36-3209557
Health & Tennis Corporation of New York	Delaware	36-3628768
Holiday Health Clubs of the East Coast, Inc.	Delaware	52-1271028
Holiday/ Southeast Holding Corp.	Delaware	52-1289694
Jack La Lanne Holding Corp.	New York	95-3445400
Mission Impossible, LLC	California	36-4474644
New Fitness Holding Co., Inc.	New York	36-3209555
Nycon Holding Co., Inc.	New York	36-3209533
Rhode Island Holding Company	Rhode Island	36-3261314
Soho Ho LLC	New York	36-4474644
Tidelands Holiday Health Clubs, Inc.	Virginia	52-1229398
U.S. Health, Inc.	Delaware	52-1137373
West Village Gym at the Archives LLC	New York	36-4474644
      The address for service of each of the additional registrants is c/o Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, 2nd Floor, Chicago, Illinois 60631, telephone 773-380-3000. The primary industrial classification number for each of the additional registrants is 7991.
      In this Annual Report on Form 10-K, references to “the Company,” “Bally,” “we,” “us,” and “our” mean Bally Total Fitness Holding Corporation and its consolidated subsidiaries.

BALLY TOTAL FITNESS HOLDING CORPORATION
2004 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
      Forward-looking statements in this Form 10-K including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	the outcome of the SEC and Department of Justice investigations;

•	the disclosure by the Company’s management and independent auditors of the existence of material weaknesses in internal controls over financial reporting;

•	general economic and business conditions;

•	competition;

•	success of operating initiatives, advertising and promotional efforts;

•	existence of adverse publicity or litigation (including various stockholder litigations) and the outcome thereof and the costs and expenses associated therewith;

•	acceptance of new product and service offerings;

•	changes in business strategy or plans;

•	availability, terms, and development of capital;

•	ability to satisfy long-term obligations as they become due;

•	business abilities and judgment of personnel;

•	changes in, or the failure to comply with, government regulations;

•	ability to remain in compliance with, or obtain waivers under, the Company’s loan agreements and indentures;

•	ability to maintain existing or obtain new sources of financing, on acceptable terms or at all, to satisfy the Company’s cash needs and obligations; and

•	other factors described in this Annual Report on Form 10-K and prior filings of the Company with the SEC.
AVAILABLE INFORMATION
      Our website address is www.ballyfitness.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we also make available through our website our press releases, our Code of Business Conduct, Practices and Ethics, our Corporate Governance Guidelines, the Charters for the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as contact information for the Audit Committee, including an employee hotline and website. Information contained on our website is not intended to be part of this Annual Report on Form 10-K.
      The Company’s Chief Executive Officer, Paul A. Toback, certified to the New York Stock Exchange (the “NYSE”) on July 29, 2004, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
      Our executive offices are at 8700 West Bryn Mawr Avenue, Chicago, Illinois, 60631; our telephone number is (773) 380-3000.

EXPLANATORY NOTE
      The Company is filing this Annual Report on Form 10-K for the year ended December 31, 2004. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002, 2003 and the first quarter of 2004 should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005.
      The financial information contained herein for the years ended December 31, 2000 and 2001 has been restated. The financial statements contained herein for the years ended December 31, 2002 and 2003 have been restated and audited as restated. The audited financial statements for the year ended December 31, 2004 had not been issued prior to their inclusion in this annual report on Form 10-K.
RESTATEMENT
Financial Statements Presented in this Form 10-K
      In this Annual Report on Form 10-K for the year ended December 31, 2004, the Company is restating its consolidated financial statements and other financial information for each of the years ended December 31, 2000 through 2003 and the quarter ended March 31, 2004 with respect to accounting policies and practices related to the following in one or more of the restatement periods:

•	revenue recognition;
•	long-lived assets;
•	goodwill and other intangible assets;
•	leases;
•	accrued liabilities;
•	capitalized software development costs;
•	insured obligations containing retained risk;
•	transfers of obligatory member payments to third parties; and
•	inventory valuation.
      The financial information contained herein for the years ended December 31, 2000 and 2001 are restated and unaudited. The financial statements for the years ended December 31, 2002 and 2003 are restated and, along with the financial statements for the year ended December 31, 2004, have been audited by KPMG LLP, independent public accountants (“KPMG”), whom we engaged on May 18, 2004 following the resignation on March 25, 2004 of our previous independent public accountants, Ernst & Young LLP (“E&Y”).
2003 Changes in Accounting and Restatement
      Effective January 1, 2003, the Company implemented accounting changes to adopt a modified cash basis of accounting, to change its method of accounting for recoveries of unpaid dues on inactive membership contracts and to expense membership origination costs as incurred. In conjunction with these changes in accounting, the Company also determined that its accounting for deferred revenue related to the prepayment of membership dues in prior years was in error, resulting in approximately $43 million in accelerated prepaid dues being recognized. As a result, in April 2004 the Company restated the years prior to 2003 to correct this error. The Company reported a cumulative effect adjustment to stockholders’ equity as of that date of $380.3 million related to the change to the modified cash method, $119.5 million related to the change to expense membership origination costs, and $20.3 million related to the change in accounting for recoveries of unpaid dues on inactive membership contracts. Additionally, the Company recorded a cumulative effect adjustment as of January 1, 2003 of $60.8 million upon the adoption of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”
Audit Committee Investigation, 2004
      Following the Company’s filing of its Annual Report on Form 10-K for 2003, which included financial statements for the year-ended December 31, 2003 reflecting, among other things, certain changes in its accounting methods and in accounting principles and a restatement of the Company’s accounting for prepaid dues, the SEC initiated an investigation and the SEC’s Division of Corporation Finance undertook a review of the Annual Report. Subsequently, the Audit Committee of the Board undertook an independent investigation of certain aspects of the past financial statements filed by the Company and determined that financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 should be restated and should no longer be relied upon.
      In November 2004, the Audit Committee announced that based on the results of the investigation led by independent legal counsel at Bingham McCutchen LLP (“Bingham”) who consulted with accounting experts PricewaterhouseCoopers LLP (“PwC”) and Marshall Wallace, both retained by Bingham, and in consultation with KPMG, it had determined that:

•	following the 1999 promulgation of Staff Accounting Bulletin No. 101, “Revenue Recognition,” beginning in the year ended December 31, 2000, the Company should have changed its revenue recognition policy for membership initiation fees. The Audit Committee determined that the Company should have recognized all membership fees over the longer of the contractual life or the period over which services are expected to be provided, and concluded that the deferred pool method used by the Company did not meet this standard of recognition as the recognition period was in most cases shorter than the contract life. Additionally, the Audit Committee determined that the 2003 adoption of the modified cash basis method of accounting for revenue recognition failed to defer initial membership fee revenue beyond the initial contract period for certain members who are expected to maintain their membership beyond the initial period of membership (36 months in most markets) and therefore required changes to extend recognition over such renewal periods;

•	prior to the second quarter of 2003, the Company’s recognition of revenue associated with recoveries of unpaid dues on inactive member contracts was in error (See Restatement — 2003 Changes in Accounting and Restatement);

•	Bally’s allowance for doubtful accounts was inadequate for years prior to and including 2003; and

•	a liability related to repayment obligations of approximately $22 million due in 2015 or later with respect to membership contracts sold by a subsidiary before Bally acquired it in the late 1980s had not been reflected in the Company’s financial statements since 1995.
      The Audit Committee determined that previously reported financial statements and other information should no longer be relied upon and announced so publicly on November 15, 2004. The Audit Committee completed its investigation on February 8, 2005 and reported its results to the SEC. The Company continues to cooperate in the SEC investigation, which is ongoing as of the date of this filing.
Results of Internal Review and Restatement and Reclassification of Previously Issued Consolidated Financial Statements
      As a result of the above events and circumstances, we have undertaken a comprehensive review of our previously filed consolidated financial statements since the year 2000. The review was a longer process than expected due to (i) the discovery of numerous additional accounting errors after the inception of the review; (ii) cumbersome legacy data systems; (iii) the hiring of a new financial team, including a new Chief Financial Officer, Controller, Assistant Controller and Treasurer; and (iv) the multiple-year audits by the Company’s new independent auditors, KPMG. In addition, during the review and pursuant to management’s evaluation of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we identified material weaknesses in our internal controls. See Item 9A — Controls and Procedures.
      In the course of reviewing our historical accounting and financial reporting:

•	we evaluated a substantial number of accounting entries;

•	we assessed the potential impact in previously-issued financial statements of historical accounting practices that were not in accordance with generally accepted accounting principles in the United States (“GAAP”);

•	we identified material weaknesses in our internal controls and began remediating those material weaknesses;

•	we identified shortfalls in information technology infrastructure and financial systems capabilities and began implementing several enhancements to those systems; and

•	we identified and implemented new accounting policies, including policies relating to revenue recognition, long-lived assets and goodwill and intangible assets, among others.
      In November 2005, we completed the comprehensive review of our accounting records and previously issued financial statements for periods from January 1, 2000 to December 31, 2003. KPMG has completed its audit of our restated 2002 and 2003 consolidated financial statements as well as our 2004 consolidated financial statements and its report accompanies this Annual Report.
      The following chart summarizes the net impact of the restatement adjustments on our previously reported revenues, net loss, basic and diluted loss per share and stockholders’ equity (deficit):

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	(Dollars in millions, except per share data)
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Revenues	$953.5	$1,002.9	$904.9	$937.8
Net loss	$(646.0)	$(106.0)	$(4.5)	$(100.9)
Basic and diluted loss per share	$(0.44)	$(3.24)	$(0.34)	$(3.14)
Stockholders’ equity (deficit)	$(158.3)	$(1,445.1)	$486.4	$(1,339.1)
      For more information regarding the restatement of our 2003 and 2002 consolidated financial statements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, to our accompanying consolidated financial statements.
      Bally is subject to disclosure standards and accounting, corporate governance and other securities regulations, including compliance with Section 404, as well as the listing standards of the NYSE. Management’s assessment pursuant to Section 404 determined that Bally had not maintained effective internal controls over financial reporting at December 31, 2004. In addition, management concluded that during the three years ended December 31, 2004, Bally’s disclosure controls and procedures were also ineffective. Bally has undertaken and is continuing to take actions to address material weaknesses in its internal controls over financial reporting and the deficiencies in its disclosure controls and procedures. For more detail on the weaknesses and deficiencies identified and remedial actions undertaken see Item 9A — Controls and Procedures.

Additional Information
      For additional information relating to the effect of the restatement, see the following items:

Part I:
Item 1 —	Business

Part II:
Item 6 —	Selected Financial Data
Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A —	Quantitative and Qualitative Disclosures About Market Risk
Item 8 —	Consolidated Financial Statements and Supplementary Data
Item 9A —	Controls and Procedures

Part IV:
Item 15 —	Exhibits and Financial Statement Schedules

PART I

Item 1.	Business
General
      Bally Total Fitness Holding Corporation is the largest publicly-traded commercial operator of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of September 30, 2005, we operated 412 fitness centers primarily under the Bally Total Fitness branded servicemark. Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 350 fitness centers located in the top 25 metropolitan areas in the United States and Toronto, Canada. We operate fitness centers in over 45 major metropolitan areas representing 63% of the United States population and over 16% of the Canadian population and have approximately 3.6 million members. We have approximately 23,200 employees, including approximately 10,700 full-time employees and over 6,000 personal trainers.
      The Company was incorporated in Delaware in 1983. Since its inception, the Company’s business, its markets, the services it offers and the way it conducts its business have changed significantly and are expected to continue to change and evolve. These changes are primarily the result of increasing awareness of the need for exercise, weight control, good nutrition and a healthy lifestyle among adults and children in the United States and Canada. The Company believes the aging of America has also increased the size of its potential market. For many years our target market was the 18- to 34-year old middle-income segment of the population. Recently, we expanded that target market to include 35- to 54-year olds. Currently, our members typically range in age from 16 to 80, reflecting our many years in business.
      In order to better serve these diverse members and address the growing need for better health and fitness, in 1997 we began offering members additional products and services, including personal training, Bally-branded apparel, Bally-branded nutritional products and, beginning in 2003, a nutrition and weight management program.
      Since becoming a public company in 1996, Bally has raised significant capital used to acquire new clubs, remodel existing clubs and purchase additional or replacement equipment. Between 1997 and 2002, the Company focused on growth through the acquisition and internal development of new clubs. During that period the Company bought or opened 152 new fitness centers.
      Beginning with a change of management in 2003, we changed our focus and our business plan, scaling back our club expansion plans and focusing on improving operating margins and cash flows from our existing fitness centers. The first phase of our new business plan focused on operating efficiencies, enrolling more new members and improving our membership retention, as well as increasing the training for our employees. Our principal strategies for achieving success on these initiatives included introducing month-to-month plan memberships, developing a new marketing strategy, making customer service a priority and optimizing our product and service offerings.
      The second phase of our new business plan is centered around implementation of our new club operating model, which calls for each fitness center to be run by a general manager accountable for the profitability of their fitness center. We have also focused on cross-training employees to serve in a variety of positions in our fitness centers so we can achieve optimal staffing profiles to more efficiently service the fitness needs of our current and prospective members. We believe the combination of increased accountability and cross-trained employees will improve customer service and, ultimately, member acquisition and retention. Our principal strategies in this phase of our plan include creating a simpler, more friendly process for joining Bally that provides customers with flexibility and options, properly aligning the compensation incentives for all employees to promote profitability, continuing to improve customer service, growing our product and service offerings, leveraging consumer health trends, creating a new marketing strategy, improving operating efficiencies and optimizing our club portfolio.
      As the third phase of our business plan, management intends to address the Company’s capital structure in order to reduce leverage and debt service requirements, allowing it to invest more of its operating cash flow in improvements to its fitness centers. We have also begun to explore divesting non-core assets, including, but not limited to, the sale of fitness centers. In connection with these goals, on September 16, 2005, the Company announced it had entered into an agreement to sell its Crunch Fitness business and four other high-end fitness centers in San Francisco, as well as the Gorilla Sports brand.
Financial Information About Segments
      Not applicable.
Business Strategy
      Our mission is to improve the health and quality of life of our members through cost efficient and customized fitness, nutrition and weight management programs. We strive to be a proactive “total” fitness and wellness resource, assisting our customers in achieving results by providing personalized fitness and nutrition plans and knowledgeable and informative fitness experts.
      As noted above, in 2003 we developed and began to implement a business plan to increase our membership origination and membership retention. Our principal strategies in this new model include growing the number of new members by creating a simpler, more friendly process for joining Bally that provides customers with flexibility and options, properly aligning the compensation incentives for all employees to promote profitability, continuing to improve customer service, growing our product and service offerings, leveraging consumer health trends, creating a new marketing strategy to drive traffic and to promote our brand, improving operating efficiencies and optimizing our club portfolio. A description of each of our business strategies is outlined below:
      Grow the Number of New Members by Creating a Simple, Friendly Process for Customers to Join Bally. Since its inception, Bally has relied on multi-year membership contracts with its customers. These contracts provide the Company with a predictable revenue stream and provide our customers a guaranteed rate during their commitment period, followed by a lower, non-obligatory dues payment thereafter. As competition increased over the past decade and consumer shopping behaviors changed, our market research indicated that some customers wanted an alternative to the multi-year membership contract. In response, we added “pay-as-you-go” memberships to all our markets in 2003. In late 2004, we began implementation of the Build Your Own Membership (“BYOM”SM) program, which simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer. Under BYOM, club members choose one of two basic membership plans that include a modest enrollment fee at the time of joining. They can select either a multi-year contract with a lower enrollment fee and a reduced monthly rate, or the “pay-as-you-go” membership, which allows members to join on a month-to-month basis at a slightly higher enrollment fee and monthly rate. Prospective members also have the option of paying in-full for their multi-year membership for additional savings. With any membership, members can add amenities such as national access to their base membership for additional monthly fees. In addition, members may add family and friends to their membership packages in several different ways. We believe that BYOM, in addition to our strong brand identity and the convenience of multiple locations, constitutes a distinct competitive advantage that will help to increase membership sales, decrease membership cancellations and improve retention rates and generate increased revenues from fitness services and retail products. We expect to fully implement this BYOM program at all Bally Total Fitness centers by the end of 2005.
      Align Management and Employees’ Incentives on Improving Profitability. Our new field level compensation system aligns the goals of our field management with those of senior management and the Company. This system adds a profitability component to the compensation structure of all senior fitness center and area supervisory personnel, replacing a compensation system that was almost exclusively sales-based. We have designed a new sales commission program that is significantly simpler than our current system and rewards the employee for providing quality service during the first 60 critical days of membership. We believe that, upon implementation, the transparency and structure of this compensation system will enable Bally to more effectively attract and retain a quality sales force committed to inspiring new members to start a fitness and nutrition program and also provide a higher level of ongoing customer service. We believe a higher level of customer service should, in turn, increase member retention and new member referrals from existing customers.

      Improve Customer Service and Member Retention. Our market analysis and survey data indicates customers are more inclined to join and stay members of our fitness centers when our employees focus on meeting the customers’ unique health and fitness goals and customizing each individual’s fitness and nutrition program. Beyond the more customer-friendly sales process described above, other service initiatives include the use of new support sales tools, including a Personal Fitness Assessment (a series of questions and tests) given to each new customer in order to customize their program. In addition, there are new initiatives to fully engage new members by better exposing them to our personal training, nutrition and weight management services during the initial membership orientation phase. In support of these service initiatives, in 2004 we introduced a new employee-training program for club personnel designed to ensure that all Bally employees who interact with customers have the appropriate health and fitness as well as customer service knowledge and expertise.
      Optimize Our Product and Service Offerings. We are increasingly using our clubs for the delivery of value-added products and services such as personal training, Bally-branded nutritional products, fitness-related merchandise and our online nutrition and weight management program. Integrating these ancillary products and services into our core fitness center operations positions Bally as the primary source for all of our members’ wellness needs. Our Bally-branded nutrition products are now sold in approximately 7,000 select retail, grocery and drug store outlets such as Wal-Mart, Rite Aid, Albertson’s and Jewel-Osco. Our licensed portable exercise equipment is sold in over 8,000 retail outlets such as The Sports Authority, Dick’s Sporting Goods, Kohl’s and Sears.
      Leverage Consumer Health Trends and Target High Potential, Underserved Segments. Current health and population trends such as the obesity epidemic and the aging of America make clear the need for more of the population to participate in fitness. In response, we are introducing specialized fitness programs targeting underserved consumer markets, such as aging “Baby Boomers,” senior citizens, women, multi-cultural households and families with children. We are committed to the continuing development and integration of new and innovative products and services that target the specific wants and needs of these key segments. Finally, we believe a significant opportunity exists to offer fee-based specialty programs with a special attraction to a niche of consumers, such as martial arts programs, and we have begun to include such programs in a number of our fitness centers. Multiple markets and fitness center locations allow us to “test-market” and refine new products and services in order to enhance the likelihood that only profitable and popular programs are implemented nationally.
      New Marketing Strategy. For years the Company relied heavily on aspirational television advertising that featured young, fit people. As part of our new business plan, we have expanded our creative strategy as well as our targeting strategy. Extensive research and testing indicates that response rates can be improved by producing new advertisements that feature testimonial before and after stories which showcase people of all ages, sizes and ethnicities who have achieved impressive results from participating in Bally programs. The Company will continue to change and adapt its creative approach to appeal to the greatest number of potential customers.
      Improve Operating Efficiencies. After a period of rapid fitness center expansion, we have focused and continue to focus on enhancing operating efficiencies. In particular, we began various productivity initiatives, including consolidating back-office functions, streamlining management, reducing corporate benefits, pursuing rent reduction opportunities and revitalizing or pursuing exit alternatives for underperforming clubs. In addition, we are exploring alternative, value enhancing advertising strategies. These initiatives had a positive impact on operating income in 2004.
      Portfolio Management. In May 2005, we began the sale process for our Crunch FitnessSM brand and on September 16, 2005, we entered into a purchase agreement to sell our 21 Crunch clubs and four additional high-end fitness centers in San Francisco, including the Gorilla Sports brand. We may also consider the sale of certain other non-core assets and real estate to the extent that such sales would reduce leverage, improve operating efficiencies and reduce operating costs. In addition, the Company has retained J.P. Morgan Securities Inc. and The Blackstone Group to explore strategic alternatives, including potential equity transactions or the sale of businesses or assets.

Membership Plans
      As noted above, our new sales strategy was developed to modernize our approach to sales and improve customer satisfaction, with the goal of improving our ability to sell memberships, reducing cancellations and improving member retention. BYOM enables members to choose a type of membership (paid-in-full, month-to-month or value plan memberships) and desired amenity package. Clearly presenting membership type and amenities enables the member to select the combination of services and monthly payments best suited for their individual circumstances. Under BYOM, a member pays a modest enrollment fee at the time of joining and is given the option to select either a multi-year commitment at a reduced monthly rate or a month-to-month plan membership at a slightly higher rate but with the flexibility to discontinue their membership at any point upon prior notice. Members may also add amenities to personalize their membership. Amenity choices cover a range of options, including nationwide access to all our clubs, racquet sports, martial arts, nutrition programs and personal training. Availability varies by club and requires the member pay additional fees, either one-time or monthly. In addition, members may add family and friends to their membership in a variety of ways, including at a discount at the point of sale.
      Under our month-to-month plan memberships, the one-time enrollment fee for joining our Bally Total Fitness brand fitness centers, excluding limited special offers and corporate programs, generally ranges from approximately $129 to $249. Under our value plan memberships, the one-time enrollment fee generally ranges from approximately $49 to $199. We also offer various discounts to our enrollment fees as part of our marketing strategy. In addition, members may choose to pay a higher or lower enrollment fee if they agree to pay a correspondingly lower or higher monthly payment amount.
      Bally members make monthly payments to maintain their membership privileges. Monthly payments vary according to whether the member chooses a multi-year value plan membership or a month-to-month plan membership with higher monthly payments. Payments also vary based on which amenities the member chooses to include in his/her membership. Monthly payments on one club multi-year value plan memberships range from $19 to $39, subject to increase thereafter. Monthly payments on month-to-month one club membership plans range from $24 to $49. In the past, monthly payments were significantly lower after expiration of the initial term (which was generally 36 months). This practice led to member retention rates that were higher than the industry average, but also resulted in lower monthly payments averaging $12 per month from the approximately 60% of our members who were no longer in their initial period. Under our new business model, our value plan membership agreements generally do not provide for significantly discounted payments after a member’s obligatory period ends. A similar change in renewal pricing has been implemented in our upscale Bally Sports Clubs locations. Bally Sports Clubs offer memberships similar to Bally Total Fitness brand clubs in terms of the enrollment fee, with payments ranging from $54 to $59 per month depending on the membership program selected, and subject to increase thereafter.
      Our upscale branded clubs — “Crunch Fitness”, “The Sports Clubs of Canada”, “Pinnacle Fitness” and “Gorilla Sports” — offer memberships with enrollment fees generally ranging from $49 to $199, with monthly payments ranging from $49 to $69 per month depending on the pricing structure chosen, and subject to increase thereafter.
      Members who choose the value plan membership under BYOM may choose to send in payments by mail or sign up for an electronic payment option where the fixed monthly payment is automatically deducted from a checking, savings or credit card account. Members who choose month-to-month plan memberships are required to pay electronically. Electronic payment options are used by more than 70% of all members. Our experience has been that members who choose the electronic funds transfer method of payment are likely to make more payments than members who do not choose electronic funds transfer.
Products and Services
      Our fitness center operations provide a unique platform for the delivery of value-added products and services to our fitness and wellness-conscious members. By integrating personal training, specialty exercise programs, fitness apparel, drinks, Bally-branded nutritional products and our nutrition and weight manage-

ment program into our core fitness center operations, we have positioned the Bally Total Fitness brand as the primary source for all of our members’ wellness needs.

•	Personal Training. We offer fee-based personal training services in most of our fitness centers with over 6,000 personal trainers currently on staff. Integrating personal training into our membership programs helped fuel the growth of this service, as new members are offered a free first work-out as an important first step toward fitness at the beginning of their membership. We also offer these services separately, giving customers a full range of personal training options at the point of sale and beyond. The Company started offering electronic funds transfer payment options on multiple session personal training packages in 2002, making personal training more available. We believe that deeper penetration into the existing membership base along with new training programs will continue to provide for expansion opportunities and revenue growth in personal training.

•	Bally-branded Nutritional Products. To round out our offerings as a provider of health and weight management services, we developed Bally-branded nutritional products. Our strong and well-known brand has allowed us to leverage our reputation and experience in fitness and expand into nutritional products. We currently offer protein powders, energy drinks, energy bars, snack bars, high protein bars, weight loss products, multi-vitamins and meal replacement powdered drink mixes. The Bally nutritional products are categorized into three distinct product lines: weight loss, “Blast” for energy, and Performance for sports and fitness. We continue to test and bring to market new products to meet customer demand. As a policy, we require manufacturers and suppliers of our nutritional products to maintain significant amounts of product liability insurance. To capitalize on the strength of the Bally brand outside our clubs, we also continue to grow the distribution of our Bally-branded nutritional products and are now in approximately 7,000 select retail, grocery and drug store outlets.

•	Bally Total Fitness Retail Stores. Our members are a captive market of fitness conscious consumers. Our on-site retail stores have been designed to provide products most needed by our members before, during and after their workout. Our 405 retail locations sell nutritional supplements, basic workout apparel, packaged drinks and other fitness-related convenience products. In 182 of our fitness centers, our retail stores include a juice bar offering freshly-made performance and recovery shakes and supplement-enhanced nutritional drinks.

•	Nutrition and Weight Management Program. In January 2003, we announced the nationwide introduction of our comprehensive nutritional and exercise program customized to an individual’s unique metabolism. Since most of our new members join with a weight loss goal in mind, the new nutrition program provides a framework to meet their nutritional objectives at our fitness centers or in the convenience and privacy of their own home by creating an easy to use nutrition program. This full scale program is an alternative to specialty weight loss service providers. Using computer-based and manual food logging methods, the Bally nutrition program also provides food counseling, personal training and exercise and integrates our Bally-branded nutritional products into a comprehensive lifestyle, health, nutrition and fitness program. We believe the integration of nutrition and weight management services into our existing infrastructure of fitness services gives us a unique competitive advantage over other providers of weight management services that lack the exercise and specialty nutritional components needed for a comprehensive weight management solution.

•	Licensed Products. With our brand recognition and national advertising presence, we have licensed the Bally Total Fitness brand to a third-party supplier of fitness-related products. Our continuing licensing agreement with E&B Giftware LLC resulted in Bally-branded portable fitness products now being sold in over 8,000 retail stores across the United States and Canada and in more than 10 mail order catalogs with distribution in North America and the United Kingdom. We believe licensing of our brand further enhances our brand recognition and further positions us as a total source for consumers’ wellness and fitness needs.

•	Martial Arts. Bally Total Martial Arts (“TMA”) is a program we began in 2000 that brings martial arts to Bally members and their children. TMA is the nation’s largest corporate martial arts program, operating schools within 40 fitness centers in four states. The program earns revenue through membership fees, uniform sales, belt test fees and tournament fees. We recruit the majority of our instructors directly from universities in the Republic of Korea. The vast majority of our teaching staff is internationally certified through the World Taekwondo Federation, the official governing body of Taekwondo worldwide. We intend to continue growing this exciting and profitable program.

Members
      Historically, we defined a member as any person whose membership fees had not been delinquent for more than 180 days. Consistent with the Company’s new revenue recognition model we currently define a member as a person whose membership fees are not delinquent by more than approximately 90 days. Under this new method, our membership was approximately 3.6 million as of December 31, 2004 and December 31, 2003, or approximately 400,000 less than under the prior method for both periods.
Sales and Marketing
      To support our market position as a low-cost provider of quality health and fitness services, we devote substantial resources to marketing and promoting our fitness centers and services. We believe strong marketing support is critical to attracting and retaining members at both existing and new fitness centers. The majority of our fitness centers use the branded mark “Bally Total Fitness,” including 10 upscale fitness centers known as “Bally Sports Clubs.” The nationwide use of the service mark enhances brand identity and increases advertising efficiencies.
      We operate fitness centers in more than 45 major metropolitan areas representing approximately 63% of the United States population and 16% of the Canadian population with more than 350 of our fitness centers located in the top 25 metropolitan areas in the United States and Toronto, Canada. Most of these fitness centers are located near regional, urban and suburban shopping areas and business districts. This concentration of our fitness centers in major metropolitan areas increases the efficiency of our marketing and advertising programs and enhances brand identity and word-of-mouth marketing. In addition, given our broad distribution of fitness centers, we are not dependent upon one customer or group of customers to generate future revenue opportunities. Our highest-volume fitness center accounted for approximately 1% of our net revenues during 2004.
      Historically, we primarily advertised on television and, to a lesser extent, through direct mail, newspapers, telephone directories, radio, outdoor signage and other promotional activities. In late 2003, we fundamentally reshaped our entire marketing approach and organization, modernizing our creative approach and expanding our marketing message to reach multiple customer segments in the 18- to 54-year old demographic, rather than relying exclusively on our traditional 18- to 34-year old target audience. Our national scope of operations also allows us to effectively use national television advertising at a fraction of the cost of purchasing these spots on a local basis, which we believe is a distinct competitive advantage.
      Our sales and marketing programs emphasize the benefits of health, physical fitness, nutrition and exercise by appealing to the public’s desire to look and feel better, be healthier, experience an improved quality of life and live longer. Advertisements focus on Bally’s unique total fitness approach (fitness, nutrition and quality of life), the results it creates, special promotional offers and the frequent use of “Before and After” customer testimonials. We believe providing members a comprehensive, customized solution to their fitness and nutrition needs, along with flexible membership and payment plans, our strong brand identity, effective national marketing programs and the convenience of multiple locations, constitute additional distinct competitive advantages.
      Our marketing efforts also include corporate memberships and in-club marketing programs. Open houses and other monthly in-club activities for members and their guests are used to foster member loyalty and introduce prospective members to our fitness centers. Referral incentive programs are designed to involve current members in the process of new member enrollments and enhance member loyalty. Direct mail and email reminders encourage renewal of existing memberships.

      We also attract membership interest from visitors to our internet home page at www.ballyfitness.com and continue to explore ways to use the internet as a customer relationship management tool. Recently, we have placed greater emphasis on the internet component of our marketing strategy by including our website address in most of our television and print marketing materials. We also use the internet as a way to sell Bally goods and services. Increasingly, our members are using our website to conduct financial transactions such as reviewing account status and paying dues.
      In 2004, we continued to benefit from new and existing strategic marketing alliances heightening public awareness of our fitness centers and the Bally Total Fitness brand. Strategic alliances during 2004 included Yum! Brands, Sports Display, Inc., Pepsi Cola Company, Muzak®, Discoverytm Channel, Sony®, Unilever (Dove®), Gatorade®, Mazda, Alberto Culver, Procter and Gamble, Kellogg Company and Hilton Hotelstm. In addition, in 2005, the Company entered into strategic alliances with Coca-Cola Enterprises, Inc. and NBC/ Mark Burnett Productions (The Apprentice). These alliances provide the Company with an incremental source of revenue (through in-club advertising sales and sampling), as well as enhanced brand awareness through association with other strong brands.
Fitness Centers and Operations
      Site selection. Our objective is to select highly-visible locations with high traffic volume, household density and proximity to other generators of retail traffic. Most of our fitness centers are located near regional, urban and suburban shopping areas and business districts of major cities. Since 2003, our strategy for new club development has been to add clubs to our largest, most profitable markets to reinforce our competitive position in those markets as well as to take advantage of existing marketing and operating synergies.
      Fitness center model. Our current fitness center model offers those fitness services our members use most frequently, such as well-equipped cardiovascular, strength and free weight training areas along with a wide variety of group fitness classes. These centers, typically 25,000 to 35,000 square feet, have recently averaged approximately 30,000 square feet and cost an average of $3 million to construct, exclusive of purchased real estate. We generally invest approximately $500,000 in exercise equipment in a model fitness center. We have developed a new version of our fitness center model that is designed to be more inviting with an updated color scheme, higher-end finishes and a greater use of technology, albeit at a similar cost to build and similar durability as our existing designs. These new fitness centers reflect all of our experience in club development and management over the past 40 years and include innovations such as juice bar/front desk combinations for staffing efficiencies.
      Fitness center operations. Our overall goal is to maximize our members’ experience by providing an environment and an atmosphere conducive to fitness and wellness. We strive to employ friendly and helpful personnel committed to providing a high level of customer service, creating an environment that meets the needs of our members. Our new approach to fitness center operations focuses on staffing our centers with well-trained health and fitness professionals. This requires us to cross-train employees so they each have fitness skills, as well as sales skills. Once fully implemented, our trained personnel will sell memberships as well as offer orientations to new members on the recommended use of exercise equipment and nutritional advice. Onsite personal trainers are and will continue to be available to assist in the development of a customized training regimen and have also been cross-trained to sell memberships. Nutritional information and products are available at most of our fitness centers.
      Fitness centers vary in size, amenities and types of services provided. All of our fitness centers contain a wide variety of state-of-the-art progressive resistance, cardiovascular and conditioning exercise equipment, as well as free weights and stretch areas with small apparatus equipment. Some fitness centers contain amenities such as saunas, steam rooms, whirlpools and swimming pools. Older facilities may contain tennis and/or racquetball courts. A member’s use of a fitness center may include group exercise programs or personal training instruction using Bally’s proprietary training methodology called “dynamic personal training”. Our unique personal training method focuses on a total body workout through the use of compound movements, small apparatus equipment, core conditioning, active recovery and partner-assisted stretching.

      Franchises. As of September 30, 2005 pursuant to franchise agreements, five fitness clubs in upstate New York, one fitness club in Baton Rouge, Louisiana and one fitness club in Jacksonville, Florida are operating or will operate in the United States as Bally Total Fitness brand clubs. Internationally, six fitness clubs operate as Bally Total Fitness brand clubs pursuant to franchise agreements — one in the Bahamas, three in South Korea and two in Mexico. Pursuant to a joint venture agreement in which the Company holds a 35% interest with China Sports Industry Co., Ltd., 17 fitness centers are operated in China — one under the joint venture and 16 as franchisees. As of the date of this filing, three additional franchise fitness centers are under construction in China.
Account Servicing
      All of our member services, collection and new member processing activities are handled by our Norwalk, California national service center and some of our membership renewal processing is handled by our Towson, Maryland center, providing efficiencies through centralization of these high volume activities.
      All collections for past-due accounts are initially handled internally by our national service center. We systematically pursue past-due accounts by utilizing a series of computer-generated correspondence and telephone contacts. Our power-dialer system assists in the efficient administration of our in-house collection efforts. Based on a set period of delinquency, members are contacted by our collectors. Past due members are generally denied entry to the fitness centers. Delinquent accounts are generally written off after 90 or 194 days without payment, depending on delinquency history. Accounts written off are reported to credit reporting bureaus and selected accounts are then sold to third-party collection services.
      We prioritize our collection approach based on credit scores and club usage, among other criteria, at various levels of delinquency. By tailoring our membership collection approach to reflect a delinquent member’s likelihood of payment, we believe we can collect more of our membership receivables at a lower cost than using outside collection agencies. To credit score, we use a national bureau, which charges a nominal fee per account.
Competition
      We are the largest publicly-traded commercial operator of fitness centers in North America in terms of members, revenues and square footage of our facilities. We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we compete with other commercial fitness centers; physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees; the YMCA and similar organizations; and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight-reduction businesses, juice and smoothie companies and the home-use fitness equipment industry. We also compete, to some degree, with entertainment and retail businesses for the discretionary income of our target markets. In addition, we face regional competition with increasingly large fitness companies such as 24 Hour Fitness Worldwide, Inc., L.A. Fitness, Inc., Town Sports International Holdings, Inc., Life Time Fitness, Inc. and Curves International, Inc. However, we believe our national brand identity, nationwide operating experience, membership options, significant advertising, ability to allocate advertising and administration costs over all of our fitness centers, customized fitness offerings, purchasing power and account processing and collection infrastructure gives us distinct competitive advantages in our markets. Future competitive factors may emerge which may hinder our ability to compete as effectively.
      We believe competition has increased to some extent in certain markets from regional competitors expanding their scope of operations, and due to the decrease in the barriers to entry into the market with financing available from, among others, financial institutions, landlords, equipment manufacturers, private equity sources and the public capital markets. We believe with our locations, our strong brand identity and our flexible and affordable membership plans, we have the flexibility to respond to economic conditions and competition.
      Our pursuit of new business initiatives, particularly the sale of weight management services, nutritional products and apparel, has us competing against large, established companies with more experience selling products on a retail basis. In some instances, our competitors in these business initiatives have substantially greater financial resources and we may not be able to compete effectively. However, the high volume of traffic to our fitness centers does provide a consistent stream of customers for our products and services.
Trademarks and Trade Names
      The majority of our fitness centers use the service mark “Bally Total Fitness®”, including ten upscale fitness centers that are known as “Bally Sports ClubsSM.” Other facilities operate under the names “The Sports Clubs of Canada®” and “Pinnacle Fitness®.” From 2002 through 2005, “Crunch FitnessSM” and “Gorilla SportsSM” brand names have been utilized by the Company. As previously noted, on September 16, 2005, we entered into an agreement to sell the Crunch Fitness business, including the Crunch Fitness and Gorilla Sports brands. The use of our trademarks and service marks enhances brand identity and increases advertising efficiencies.
Seasonality of Business
      Historically, we have experienced greater membership originations in the first quarter and lower membership originations in the fourth quarter, while advertising expenditures are typically lower during the fourth quarter. This seasonality of membership also impacts the timing of revenue generation from our products and services business.
Employees
      At September 30, 2005, we had approximately 23,200 employees, including approximately 12,500 part-time employees. The distribution of our employees is summarized as follows:

•	approximately 21,700 employees are involved in fitness center operations, including sales personnel, instructors, personal trainers, club-level supervisory and facility personnel;

•	approximately 500 employees are organized into seven regions to supervise and support club management, including sales, marketing, finance, personal training, group exercise, and field human resource management.

•	approximately 800 employees are involved in the operation of our member processing and collection centers, including management information systems; and

•	approximately 200 employees are accounting, marketing, human resources, real estate, legal and administrative support personnel.
      We are not a party to a collective bargaining agreement with any of our employees. Although we experience high turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel. Periodically, however, our sales personnel become somewhat more difficult to replace due, in part, to increased competition for skilled retail sales personnel in our industry and with other industries. We believe, however, that implementation of the BYOM and new club staffing programs will mitigate this difficulty by virtue of simplified enrollment programs and our ability to use other service staff in the membership enrollment process.
Government Regulation
      Our operations and business practices are subject to regulation at federal, state, provincial and local levels. The general rules and regulations of the Federal Trade Commission (the “FTC”) and of other federal, state, provincial and local consumer protection agencies apply to our franchising, advertising, sales and other trade practices.

      State and provincial statutes and regulations affecting the fitness industry have been enacted or proposed in all of the states and provinces in which we conduct business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of membership contracts, including:

•	giving the member the right to cancel the contract, in most cases, within three business days after signing;

•	requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility; and, in some cases,

•	establishing maximum prices and terms for membership contracts and limitations on the financing term of contracts.
      In addition, we are subject to numerous other types of federal, state and provincial regulations governing the sale, financing and collection of memberships, including, among others, the Truth-in-Lending Act and Regulation Z adopted thereunder, as well as state and provincial laws governing the collection of debts. These laws and regulations are subject to varying interpretations by a large number of state, provincial and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements and believe our activities are in substantial compliance with all applicable statutes, rules and regulations.
      Under so-called “cooling-off” statutes in most states and provinces in which we operate, new members of fitness centers have the right to cancel their memberships for a period of three to fifteen days after the date the contract was entered into and are entitled to refunds of any payment made. The amount of time new members have to cancel their membership contract depends on the applicable state or provincial law. Further, our membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from any Bally fitness center. The specific procedures for cancellation in these circumstances vary according to differing state and provincial laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation, which may offset any refunds owed.
      We are a party to some state and federal consent orders. The consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with those laws. From time to time, we make minor adjustments to our operating procedures to remain in compliance with those consent orders.
      Our nutritional products, and the advertising thereof, are subject to regulation by one or more federal agencies, including the Food and Drug Administration (the “FDA”) and the FTC. For example, the FDA regulates the formulation, manufacture and labeling of vitamins and other nutritional supplements in the United States, while the FTC is principally charged with regulating marketing and advertising claims.
      We are subject to state and federal labor laws governing our relationship with employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Certain job categories are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage would increase labor costs. Our martial arts personnel are generally foreign nationals with expertise in their field and are, therefore, subject to applicable immigration laws and other regulations.
Other
      Because of the nature of its operations, the Company is not required to carry significant amounts of retail inventory either for delivery requirements to its fitness centers or to assure continuous availability of goods from suppliers.
Risk Factors
      In addition to the factors discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following factors may affect our future results. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our underlying common stock could decline and investors may lose part or all of their investment. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business operations. As a result, we cannot predict every risk factor, nor can we assess the impact of all of the risk factors on our businesses or the extent to which any factor, or combination of factors, may impact our financial condition and results of operation.

Weaknesses in the Company’s internal controls and procedures could have a material adverse effect on the Company.
      Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In making its assessment of internal control over financial reporting as of December 31, 2004, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management determined material weaknesses in our internal control over financial reporting existed as of December 31, 2004, and that certain of these material weaknesses led to the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002. See Item 9A — Controls and Procedures for a description of these material weaknesses.
      Due to the existence of the above material weaknesses, management concluded we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the “Internal Control — Integrated Framework.” Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Due to the time and resources required to remediate certain material weaknesses, management will not be able to conclude that we maintain effective internal control over financial reporting in 2005.
      If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. Please see Item 9A — Controls and Procedures for more information regarding the measures we have commenced to implement, and intend to implement during the course of 2005 and 2006, each designed to remediate the deficiencies in our internal controls. We have incurred and will continue to incur substantial expenses relating to the remediation of material weaknesses in our internal controls identified in our management assessment. These expenses may materially and adversely affect our financial condition, results of operations and cash flows. In addition, even after the remedial measures discussed in Item 9A — Controls and Procedures are fully implemented, our internal controls may not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business.
      The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow and availability under our $100 million revolving credit facility will be sufficient to meet our expected needs for working capital and other cash requirements for at least the next 12 months. However, changes in terms or other requirements by vendors, including our credit card payment processor, could negatively impact cash flows and liquidity. We do not know whether our cash flow and availability under the revolving credit facility will be sufficient to meet our needs in 2007 when our $300 million 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) are due. If any such events were to occur, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinated Notes, our 10 1/2% Senior Notes due 2011 (“Senior Notes”) and our senior credit facility, and may not be able to continue to operate our business. In addition, upon a default under our senior credit facility, whether directly or as a result of a cross-default to other indebtedness, we will not be able to draw on the revolving credit facility and may not have enough cash to meet our operating needs.

Any adverse outcome of investigations currently being conducted by the SEC or the U.S. Attorney’s Office could have a material adverse impact on us, on the trading prices of our securities and on our ability to access the capital markets.
      We are cooperating with investigations currently being conducted by the SEC and the U.S. Attorney’s Office. We cannot currently predict the outcome of either of these investigations, which could be material. Nor can we predict whether any additional investigation(s) will be commenced or, if so, the impact or outcome of any such additional investigation(s). Until these existing investigations, and any additional investigations that may arise in connection with the historical conduct of the business are resolved, the trading prices of our securities may be adversely affected and it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurs in any such investigation, we could be required to pay civil and/or criminal fines or penalties, or be subjected to other types of sanctions, which could have a material adverse effect on our operations. The trading prices for our securities or our ability to access the capital markets, and our business and financial condition could be further materially adversely affected.

The impact of ongoing purported class action, derivative and insurance-related litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements and in the ordinary course of business. The potential liability from any such litigation or regulatory action could adversely affect our business.
      In 2004, we restated our consolidated financial statements for the fiscal year ended December 31, 2003 and 2002. In connection with these restatements, we and certain of our former and current officers and directors have been named as defendants in a number of lawsuits, including purported class action and stockholder derivative suits. We cannot currently predict the impact or outcome of this litigation and these investigations, which could be material. The continuation and outcome of these lawsuits and investigations, as well as the initiation of similar suits and investigations, may have a material adverse impact on our results of operations and financial condition.
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
      For a further description of the nature and status of these legal proceedings, see Item 3 — Legal Proceedings.

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
      The profitability of the Company’s fitness centers is dependent, in part, on the Company’s ability to expand membership origination and retain its members. There are numerous factors that could prevent the Company from increasing its membership origination and improving retention at its fitness centers or that could lead to a decline in member origination and retention rates, including the public perception that certain industry participants fail to comply with consumer protection regulations, the ability of the Company to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas where the Company’s fitness centers are located, delayed reinvestment into aging clubs, the public’s level of interest in fitness and general economic conditions. As a result of these factors, there can be no assurance that the Company’s membership levels will be adequate to maintain the business or permit the expansion of its operations. See Business — Business Strategy.

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

The positive results achieved from introducing the sale of products and services during recent years may not continue in the future.
      We have introduced a number of business initiatives to capitalize on our brand identity, distribution infrastructure, significant member base and frequency of visitation. These initiatives primarily focus on selling ancillary products and services to our members within our fitness centers and include: providing personal training services; selling Bally-branded nutritional products; opening retail stores selling nutritional products, workout apparel and related accessories; martial arts programs; and offering rehabilitative and physical therapy services. We have generated significant revenue from products and services since implementing these initiatives. However, they may not continue to be successful in the future. The sale and marketing of nutritional products, workout apparel and related accessories and the provision of rehabilitative and physical therapy services involve significant risk of competition. See Item 1 Business — Competition.

We may not be able to continue to compete effectively in each of our markets in the future.
      The fitness center industry is highly competitive. Within each market in which we operate, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, the YMCA and similar organizations and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. In addition, we face greater regional competition with increasingly large and well-capitalized fitness companies such as 24 Hour Fitness Worldwide, Inc., L.A. Fitness, Inc., Town Sports International Holdings, Inc., Life Time Fitness, Inc. and Curves International, Inc. We may not be able to continue to compete effectively in each of our markets in the future. Additionally, competitive conditions may limit our ability to maintain or increase pricing of membership fees and may impact our ability to attract new members, retain existing members and retain or attract qualified personnel.

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
      We are also a party to several state and federal consent orders. These consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with such applicable laws. From time to time, we make minor adjustments to our operating procedures to remain in compliance with applicable laws and we believe our operations are in material compliance with all applicable statutes, rules and regulations. The implementation of BYOM and the new club staffing program has required certain market specific adjustments and may require future adjustments to remain in compliance with federal, state and local regulations. Our failure to comply with these statutes, rules and regulations may result in fines or penalties. Penalties may include regulatory or judicial orders enjoining or curtailing aspects of our operations. It is difficult to predict the future development of such laws or regulations, and although we are not aware of any material proposed changes, any changes in such laws could have a material adverse effect on our financial condition and results of operations.
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
Recent Developments

Investigation of and Legal Proceedings Relating to Certain Revenue Recognition Methods
      In February 2005, the Company announced that its Audit Committee had completed its investigation into various accounting issues and had identified a number of deficiencies that, either individually or in the aggregate, indicated material weaknesses in its internal control over financial reporting. Management, with the oversight of the Audit Committee, has been addressing all of these issues and is committed to effectively and expeditiously remediating known material weaknesses. However, the focus of our attention has been on the completion of the various investigations and on issuing financial statements and therefore we have not yet fully remediated certain of our known material weaknesses. We are in the process of establishing a timeline for remediating those remaining weaknesses. The Audit Committee’s investigation also found multiple accounting errors in the Company’s financial statements and concluded that four former finance executives, including the Company’s former Chief Executive Officer and former Chief Financial Officer, engaged in improper conduct. As a result, the Company announced that it will make no further payments to its former CEO and former CFO under their severance arrangements and that it terminated its Controller and Treasurer. Although the scope of the Audit Committee’s investigation did not specifically examine the performance of former auditors E&Y, Bally believes that E&Y made several errors in the course of their work. The Company is continuing to evaluate its legal options with respect to E&Y. The Company announced that following its disclosure of the results of its Audit Committee investigation, the United States Department of Justice initiated a criminal investigation with which the Company is fully cooperating. Bally also received and is evaluating demands from two stockholders requesting that the Company initiate litigation against certain of its current and former officers and directors and other stockholders have initiated such litigation purportedly on the Company’s behalf. For further discussion of the investigation of and legal proceedings relating to certain revenue recognition methods, See Restatement, Item 3 — Legal Proceedings and Item 9A — Controls and Procedures.

Credit Agreement and Consent Solicitation
      As a result of the Audit Committee investigation into certain accounting issues and the retention of new independent auditors, we were unable to timely file our financial statements for the quarter ending June 30, 2004 with the SEC. This filing delay caused an event of default under the indentures governing our Senior Subordinated Notes and our Senior Notes. We subsequently completed two consent solicitations to amend the indentures governing our Senior Subordinated Notes and Senior Notes, paid additional consent fees and received a consent under the documents governing our senior credit facility (the “Credit Agreement”). See Item 7 — Management’s Discussion and Analysis Financial Condition — Liquidity — Debt. We also issued 1,903,206 shares of the Company’s common stock as payment of a consent fee with respect to the Company’s Senior Subordinated Notes. See Item 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters — Recent Sales of Unregistered Securities.
      In connection with the above-mentioned solicitations, we issued 232,000 shares of common stock to Deutsche Bank Securities Inc. (“Deutsche Bank”) in satisfaction of the consent solicitation agent fee owed to Deutsche Bank in connection with the above-mentioned consent solicitation. In addition, on November 28, 2005, the Company entered into a Stock Purchase Agreement with Deutsche Bank pursuant to which 409,314 shares of the Company’s common stock were issued to Deutsche Bank in exchange for $1,432,600, which equals the consent fee the Company paid in cash to holders of the Senior Subordinated Notes in connection with the consent solicitation.

Crunch Purchase Agreement
      On September 16, 2005, the Company and several of its subsidiaries (the “Sellers”), Crunch CFI, LLC, (“Crunch CFI”), and AGT Crunch Acquisition LLC (“Purchaser”), an affiliate of AG Special Situation Corp., entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which, among other things, the Sellers would transfer the health clubs operated under the “Crunch Fitness” brand along with certain additional facilities located in San Francisco, California and the Gorilla Sports brand, to Crunch CFI and, thereafter, sell all of the outstanding ownership interests in Crunch CFI to Purchaser for a total purchase price of $45 million, subject to certain purchase price adjustments including, but not limited to, adjustments for taxes, insurance and rent. The Sellers would retain all pre-closing liabilities associated with the facilities. Closing of the transaction is subject to a number of significant conditions set forth in the Purchase Agreement, including consent to the transfer and release of the Company’s tenant and guarantee obligations by the lessors under the various leases for the facilities to be sold. While negotiations with all landlords are ongoing and we continue to diligently pursue obtaining those consents, the limited progress made to date in securing consents raises substantial doubt about the ability of both parties to successfully close the transaction. Under the Purchase Agreement, either the Sellers or the Purchaser may terminate the transaction if the closing has not occurred by December 31, 2005. We cannot assure you that the closing conditions will be satisfied prior to that date or that the transaction will close.

Changes with respect to the Board of Directors
      On May 17, 2005, we announced the appointment of Marilyn R. Seymann, Ph.D. to the Board. Dr. Seymann served as a member of the Nominating and Corporate Governance Committee of the Board. On August 12, 2005, Dr. Seymann resigned from the Board due to demands of her new position as Associate Dean of Arizona State University Law School which began after her appointment to our Board.
      On May 17, 2005, we announced the appointment of David C. Wilhem to the Board. On May 20, 2005, Mr. Wilhelm resigned from the Board.
      On August 26, 2005, Stephen C. Swid resigned from the Board.
      In 2005, the Company increased the stipend for non-employee directors serving as committee chairmen from $2,000 to $7,500 per year. In addition, as of the date of this filing, the following additional compensation for non-employee directors became effective: (i) for the 2005 fiscal year, an additional $50,000 cash retainer; (ii) the audit committee chairman annual stipend will be raised to $25,000; (iii) subject to stockholder approval of an equity compensation plan, for fiscal years ending after December 31, 2005, an annual grant of $30,000 of equity compensation in the form of restricted stock and/or options; and (iv) subject to stockholder approval of an equity compensation plan, a grant of $20,000 of restricted stock in 2006 and 2007.

Changes in Management
      On November 26, 2004, we announced the hiring of Marc D. Bassewitz as Senior Vice President and General Counsel, replacing Cary A. Gaan who transitioned to the newly created role of Senior Vice President, Special Counsel to the President. Prior to joining the Company, Mr. Bassewitz had served as outside counsel for the Company in his position as a partner at Latham & Watkins LLP.
      On February 8, 2005, we announced the hiring of David S. Reynolds as Controller. Prior to joining the Company, Mr. Reynolds most recently served as Senior Vice President and Controller of Comdisco, Inc.
      On March 22, 2005, we announced the hiring of Carl J. Landeck as Senior Vice President and Chief Financial Officer of the Company. Prior to joining the Company, Mr. Landeck most recently served as Executive Vice President, Chief Financial and Administrative Officer of Levitz Home Furnishings, Inc.
      William G. Fanelli served as acting Chief Financial Officer from April 28, 2004, until Mr. Landeck’s hiring. On March 22, 2005, we announced the appointment of Mr. Fanelli to the position of Senior Vice President of Planning and Development.
      On March 23, 2005, we announced the hiring of Katherine L. Abbott to the position of Vice President and Treasurer. Prior to joining the Company, Ms. Abbott most recently served as a Vice President of the Restructuring Group for J.P. Morgan Securities, Inc. and served as Vice President and Treasurer at Budget Group, Inc. prior to that.
      On April 28, 2005, we announced the hiring of James A. McDonald as the Company’s Senior Vice President and Chief Marketing Officer. Prior to joining the Company, Mr. McDonald most recently served as the Senior Vice President, Chief Brand Officer of RadioShack, Inc.

Employment Agreements with Senior Executives
      The Company has entered into employment agreements in connection with the hiring of Messrs. Bassewitz, Landeck and McDonald and with Harold Morgan as Senior Vice President, Administration. See Item 11 — Executive Compensation — Employment Agreements for a discussion of employment agreements with these individuals.

Amendments to Employment Agreements
      In November 2005, the Company amended the employment contracts with Messrs. Toback, Landeck, Bassewitz, Morgan, and McDonald to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control” for issuances of equity by the Company. These amendments became effective only upon the filing of this Form 10-K. See Item 11 — Executive Compensation — Employment Agreements for more information on employment agreements.

Household Litigation
      On August 6, 2003, the Company filed a Demand for Arbitration with the American Arbitration Association (the “Demand”) asserting claims against Household Credit Services (II), Inc. and Household Bank (SB), N.A. (collectively, “Household”). The Demand asserted claims for breach of contract in connection with a Credit Card Program Agreement (the “Agreement”), which the Company entered into in 1995 with Household’s predecessor. The Demand requested damages in excess of $34 million, an accounting and a declaratory judgment regarding the rights and responsibilities of the parties.
      Household filed an answering statement and counterclaim seeking $5.3 million in damages from the Company and a declaration that the Company should share in future losses under the credit card program in an unspecified amount. The Company denied the allegations in the counterclaim. Hearings were held before a panel of arbitrators in June and September, 2004.
      On May 12, 2005, the arbitration tribunal overseeing the proceeding awarded damages to each party, resulting in a net award to Household in the amount of approximately $14.3 million. On August 2, 2005, the Federal District Court for Northern Illinois affirmed the award to Household and entered a judgment against the Company. The Company paid Household $14.9 million and satisfied the judgment, including interest in full on August 18, 2005.

Grants under the 1996 Long-Term Incentive Plan
      Effective as of March 8, 2005, having not previously made any grants in respect of 2004, the Company’s Compensation Committee approved the grant of a total of 1,027,000 stock options and shares of restricted stock under the Company’s 1996 Long-Term Incentive Plan, including 395,000 stock options and 245,000 shares of restricted stock to the named executive officers as of December 31, 2004. The exercise price of the stock options was set at $4.21, a 20% premium to the closing price of the Company’s common stock on the NYSE at March 7, 2005.
      Effective as of November 29, 2005, having not previously made any grants in respect of 2005, the Company’s Compensation Committee approved the grant of a total of 1,022,000 stock options and shares of restricted stock under the Company’s 1996 Long-Term Incentive Plan, including 150,000 stock options and 330,000 shares of restricted stock to the named executive officers as of December 31, 2004. The exercise price of the stock options was set at $7.01, the closing price of the Company’s common stock on the NYSE at November 28, 2005. The Company’s Compensation Committee has also determined to consider implementation of incentive and retention agreements and arrangements in connection with the Company’s announced exploration of strategic alternatives.

Inducement Plan
      On March 8, 2005, the Company’s Compensation Committee adopted an Inducement Plan as a means of providing equity compensation to induce the acceptance and continuation of employment of newly hired officers and key employees of the Company and its Affiliates. The Company adopted the Inducement Plan because of the 1996 Long-Term Incentive Plan’s potential lack of sufficient shares available to provide necessary equity inducement for new employees. Stockholder approval of the Inducement Plan is not required under the rules of the NYSE.
      Under the Inducement Plan, the Company (with the approval of the Board of Directors, the Compensation Committee and/or their delegates, hereinafter “Administrator”) may grant common stock as a material inducement to eligible employees, either from time to time in the discretion of the Administrator or automatically upon the occurrence of specified events. The Administrator in its sole discretion determines whether an award may be granted, the number of shares of common stock awarded, the date an award may be exercised, vesting periods, and exercise price.
      The Inducement Plan became effective upon its adoption and continues for a 10-year term ending March 8, 2015. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s common stock, and as of November 30, 2005, 385,000 restricted shares and stock options covering an additional 153,000 shares have been granted. The restrictions applicable to 330,000 of these restricted shares lapsed in May and September 2005 under the terms of the Plan’s change in control provision, which provides for lapsing in the event of a change in control. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investments Group, LLC, Liberation Investments Ltd., Liberation Investments, L.P. and Emmanuel R. Pearlman and on September 6, 2005 by Pardus Capital Management L.P. constituted such a change in control. In the three-month periods ended June 30, 2005 and September 30, 2005, $396,900 and $618,100

respectively, in compensation was reported as general and administrative expense, related to these time-based awards.

Vesting of Restricted Stock under the 1996 Long-Term Incentive Plan
      On May 4, 2005, restrictions with respect to 1,320,500 shares of restricted stock lapsed under the terms of the 1996 Long-Term Incentive Plan’s change in control provision, which provides for lapsing restrictions in the event of a change in control. For these purposes, a change in control is defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investments Group, LLC, Liberation Investments Ltd., Liberation Investments, L.P. and Emmanuel R. Pearlman constituted such a change in control. Accordingly, restrictions with respect to 808,000 shares of restricted stock subject to four-year cliff vesting conditions and 512,500 shares of restricted stock subject to certain performance-based conditions lapsed. The Company has been advised by many of the named executive officers that they expect to dispose of all or a substantial portion of these restricted shares held by them in the near future, and the Company expects other employees may also do so. In connection with this event, $2,201,062 of unearned compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the time-based restricted shares, and $1,609,250 in compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the performance-based restricted shares. Existing employment agreements with certain executives contain tax consequence gross-up provisions, which resulted in $976,669 of compensation reported as general and administrative expense in the three-months ended June 30, 2005.

Stockholder Rights Plan
      On October 18, 2005, the Company’s Board of Directors adopted a stockholder rights plan pursuant to which each outstanding share of common stock is accompanied by the right to purchase one one-thousandth (1/1000th) of a share of Series B Junior Participating Preferred Stock (the “Preferred Stock”), subject to certain anti-dilution adjustments. The rights expire on July 15, 2006 unless the rights are previously redeemed, exchanged or terminated or unless the continuation of the rights is previously approved by the stockholders of the Company by a vote of the majority of the shares present and entitled to vote at a stockholders meeting. If the stockholders approve the continuation of rights, the final expiration date will be October 18, 2015, subject to stockholder ratification of the rights plan by a vote of the majority of shares present and entitled to vote at a stockholders meeting to be held every subsequent two years no later than July 31st of the applicable year beginning in 2008.
      The rights are not exercisable or transferable apart from the common stock until the earlier of ten days after a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s common stock or ten business days (or a later date as determined by the Company’s Board of Directors) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group acquiring beneficial ownership of 15% or more of the Company’s common stock (the “Distribution Date”). Once exercisable, each right would separate from the common stock and be separately tradable and would entitle its holder to purchase, at the exercise price of $13.00, one one-thousandth (1/1000th) of a share of Preferred Stock. In lieu of receiving shares of Preferred Stock, holders of rights may elect to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price or, if the Company is acquired in a merger or other business combination transaction not approved by the Board of Directors, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the right’s exercise price. In all such events the rights of the person or group that triggered the occurrence of the Distribution Date will be void and not exercisable.
      The Company may redeem all (but not less than all) of the rights for a redemption price of $0.001 per right until the rights become exercisable. The Company may also exchange each right for one share of common stock or an equivalent security until an acquiring person or group owns 50% or more of the outstanding common stock.
      Certain aspects of the plan required consent under our Credit Agreement and on October 17, 2005 we entered into a consent which permits us to enter into one or more stockholder rights plans subject to certain conditions.

Insurance Litigation
      On November 10, 2005, two of our excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc, n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05 C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleges that financial information included in the Company’s applications for certain directors and officers liability insurance policies was materially false and misleading. Plaintiffs request the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. We intend to vigorously defend the action.

Item 2.	Properties
      Our executive office is located in leased office space (approximately 70,000 square feet) in an office park in Chicago, Illinois. We also lease space in Norwalk, California for our national service center, and Towson, Maryland for our information systems and renewal processing facilities.
      The following table sets forth information concerning fitness centers operated by the Company:

	Bally
	Total	Upscale
	Fitness	Branded
	Clubs	Clubs	Total

Total Clubs as of December 31, 2001:	350	55	405
Clubs opened during 2002	12	1	13
Clubs acquired during 2002	8	0	8
Clubs closed during 2002	(15)	(1)	(16)
Converted	(1)	1	0

Total Clubs as of December 31, 2002	354	56	410
Clubs opened during 2003	11	1	12
Clubs acquired during 2003	0	1	1
Clubs closed during 2003	(6)	0	(6)

Total Clubs as of December 31, 2003	359	58	417
Clubs opened during 2004	6	0	6
Clubs acquired during 2004	1	0	1
Clubs closed during 2004	(7)	(1)	(8)
Converted	4	(4)	0

Total Clubs as of December 31, 2004	363	53	416
Clubs opened through September 30, 2005	1	0	1
Clubs closed through September 30, 2005	(4)	(1)	(5)
Converted	2	(2)	0

Total clubs as of September 30, 2005	362	50	412

Clubs operated as of September 30, 2005
Owned	44	2	46
Leased	318	48	366

Total	362	50	412

Gross square footage as of December 31:
2002	12,317,749
2003	12,624,720
2004	12,667,649
      The leases for fitness centers we have entered into in the last five years generally provide for an initial term of 15 years. Most leases give us at least one five-year option to renew and often two or more such options.
      Substantially all of our properties are subject to liens under the Credit Agreement or other mortgages.

Item 3.	Legal Proceedings
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
Stockholder Derivative Lawsuits in Illinois Federal Court
      On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain current and former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit has been stayed pending restatement of the Company’s financial statements. Under the current schedule, an amended consolidated complaint is due 60 days after the restatement. It is not yet possible to determine the ultimate outcome of this action.
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
      Plaintiffs’ claims are brought against the Company and its current Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. By stipulation of the parties, the 2005 claims have been stayed pending restatement of the Company’s financial statements. Under the current schedule, an amended consolidated complaint is due 60 days after the restatement, with motions to dismiss due thereafter. It is not yet possible to determine the ultimate outcome of this action.
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
Demand Letters
      On December 27, 2004, the Company received a stockholder demand that it bring actions or seek other remedies against parties potentially responsible for the Company’s accounting errors. The Board appointed a Demand Evaluation Committee to evaluate that request. On June 21, 2005, the Company received a second, substantially similar, stockholder demand, which the Demand Evaluation Committee is evaluating along with the other stockholder demand. The Demand Evaluation Committee has retained independent counsel and its evaluation is continuing.
Insurance Lawsuit
      On November 10, 2005, two of our excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc, n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2003-2004 policy year was materially false and misleading. Plaintiff requests the Court to declare two of the Company’s excess policies for the year 2002-03 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. We intend to vigorously defend the action.
Arbitration Action with Household
      On August 6, 2003, the Company filed a Demand for Arbitration with the American Arbitration Association asserting claims against Household Credit Services (II), Inc. and Household Bank (SB), N.A. (collectively, “Household”). The Demand asserted claims for breach of contract and requested damages in excess of $34 million, an accounting and a declaratory judgment regarding the rights and responsibilities of the parties.
      Household filed an answering statement and counterclaim seeking $5.3 million in damages from the Company and a declaration that the Company should share in future losses under the credit card program in an unspecified amount. The Company denied the allegations in the counterclaim. Hearings were held before a panel of arbitrators in June and September, 2004.
      On May 12, 2005, the arbitration tribunal overseeing the proceeding awarded damages to each party, resulting in a net award to the financial institution in the amount of approximately $14.3 million. On August 2, 2005, the Federal District Court for Northern Illinois affirmed the award to Household and entered a judgment against the Company. The Company paid Household $14.9 million and satisfied the judgment, including interest, in full on August 18, 2005.
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
      In addition, we are, and have been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date we have successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operation. However, we cannot assure you that we will be able to successfully defend or settle all pending or future purported class action claims, and our failure to do so may have a material adverse effect on our financial condition or results of operations. See Item 1 — Business — Government Regulation and Item 1 — Business — Risk Factors.
Item 4.     Submission of Matters to a Vote of Security Holders
      On November 15, 2004, we commenced a solicitation of consents seeking approval of waivers under the indentures governing our Senior Subordinated Notes and our Senior Notes with respect to our inability to provide current financial statements. On December 7, 2004, we received the requisite consents, thereby obtaining a waiver through July 31, 2005 with respect to compliance with the reporting covenants in the indentures. The vote totals for the consents are set forth on the following table:

	Principal Amount	Principal Amount	Principal Amount	Principal Amount
Notes	Outstanding ($)	Voted For ($)	Voted Against ($)	Abstained ($)

Senior Subordinated Notes	299,764,000	235,924,000	N/A	63,840,000
Senior Notes	235,000,000	232,058,000	N/A	2,942,000

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
      Our common stock is traded on the NYSE under the symbol “BFT”. The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of our common stock as reported on the NYSE.

	High	Low

2003:
First quarter	$8.84	$4.36
Second quarter	9.16	4.85
Third quarter	10.27	8.15
Fourth quarter	9.31	5.55
2004:
First quarter	$8.04	$4.96
Second quarter	6.16	3.60
Third quarter	5.54	3.20
Fourth quarter	4.37	2.95
2005:
First quarter	$4.72	$3.06
Second quarter	3.85	2.86
Third quarter	4.73	2.90
Fourth quarter (through November 28, 2005)	7.45	4.40
      As of September 30, 2005, there were 7,054 holders of record of our common stock.
      We have not paid a cash dividend on our common stock since we became a public company in January 1996 and do not anticipate paying dividends in the foreseeable future. The terms of our Credit Agreement restrict us from paying dividends without the consent of the lenders during the term of the agreement. In addition, the indentures for our Senior Notes and Senior Subordinated Notes generally limit dividends paid by us to the aggregate of 50% of consolidated net income, as defined, earned after January 1, 1998 and the net proceeds to us from any stock offerings and the exercise of stock options and warrants.
Recent Sales of Unregistered Securities
      On September 8, 2005, 1,438,427 shares of the Company’s common stock, par value $.01 were issued as payment of a consent fee with respect to the Company’s Senior Subordinated Notes. Such shares were issued without registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) thereof. The persons to whom such shares were issued represented to the Company that they are “accredited investors” (as defined under Rule 501 of Regulation D).
      On November 9, 2005, 464,773 shares of the Company’s common stock, par value $.01 were issued as payment of a consent fee with respect to the Company’s Senior Subordinated Notes. Such shares were issued without registration under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) thereof. The persons to whom such shares were issued represented to the Company that they are “accredited investors” (as defined under Rule 501 of Regulation D).
      On November 10, 2005, the Company entered into a Stock Grant Agreement with Deutsche Bank whereby the Company agreed to issue 232,000 shares of common stock to Deutsche Bank in satisfaction of the consent solicitation agent fee owed to Deutsche Bank in connection with the above-mentioned consent solicitations. In addition, on November 28, 2005, the Company entered into a Stock Purchase Agreement with Deutsche Bank pursuant to which 409,314 shares of the Company’s common stock were issued to Deutsche

Bank in exchange for $1,432,600, which equals the consent fee the Company paid in cash to holders of the Senior Subordinated Notes in connection with the consent solicitation. Such shares were issued without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) thereof. Deutsche Bank certified to the Company that it is an “accredited investor” (as defined under Rule 501 of Regulation D).
Repurchases of Common Stock
      None.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information required by Item 201(d) of Regulation S-K is provided under Item 12 — Security Ownership of Certain Beneficial Owners and Management — Securities Authorized for Issuance Under Equity Compensation Plans, which is incorporated herein by reference.

Item 6.	Selected Financial Data
      The following selected financial data reflects certain results of operations and certain balance sheet data for the years ended 2000 to 2004. The data below should be read in conjunction with, and is qualified by reference to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of our future performance.
      The following selected consolidated financial data for 2003, 2002, 2001 and 2000 has been restated to reflect adjustments resulting from matters discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and, with respect to the three years ended December 31, 2004, in Note 2 “Restatement and Reclassifications” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We encourage you to read Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 “Restatement and Reclassifications of Previously Issued Consolidated Financial Statements” to our consolidated financial statements for further discussion of the restatement adjustments.
Selected Financial Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share, per member and fitness center data)
Statement of Operations Data(1)
Net revenues	$1,047,988	$1,002,871	$937,847	$810,088	$735,560
Impairment of goodwill and other intangibles(2)	405	54,505	1,619	1,801	7,396
Asset impairment charges(3)	14,772	19,605	18,258	26,281	33,039
Operating income (loss)	38,216	(38,879)	(33,866)	(26,258)	(61,211)
Income (loss) from continuing operations	(30,256)	(102,674)	(94,068)	(92,941)	(122,481)
Income (loss) from continuing operations per share:
Basic income (loss)	$(.92)	$(3.14)	$(2.92)	$(3.35)	$(5.13)
Diluted income (loss)(4)	$(.92)	$(3.14)	$(2.92)	$(3.35)	$(5.13)
Balance Sheet Data(1)
Total assets	$499,569	$548,346	$655,282	$637,292	$496,346
Long-term debt, less current maturities	737,432	704,678	721,933	694,695	666,657
Stockholders’ equity (deficit)	(1,474,276)	(1,445,108)	(1,339,056)	(1,252,637)	(1,285,517)
Operating Data
Average monthly membership revenue recognized per member(5)	$19.17	$19.11	$18.71	$16.70	$15.67
Average number of members(5)	3,697	3,622	3,542	3,548	3,492
Number of joining members during the period	1,165	965	935	908	891
Number of members at end of period	3,645	3,616	3,542	3,541	3,556
Fitness centers open at end of period	416	417	410	405	384

(1)	The financial data as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. The financial data as of December 31, 2002, 2001, and 2000 and for the years ended December 31, 2001 and 2000 are derived from unaudited consolidated financial statements not presented separately herein, which financial data have been adjusted as necessary for the effects of the restatements described in Note 2 of our Notes to Consolidated Financial Statements.

(2)	Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a consequence, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives. See Note 9 to Consolidated Financial Statements. The Company has recorded impairment adjustments to write down the carrying value of its goodwill pursuant to the requirements of SFAS No. 142, and prior to its adoption, pursuant to SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).

(3)	See Note 7 to Consolidated Financial Statements.

(4)	The Company’s diluted earnings per share is calculated on the following diluted number of shares outstanding: 2004 — 33,279,665; 2003 — 33,353,111; 2002 — 32,985,731; 2001 — 29,848,200; and 2000 — 27,652,037.

(5)	Average monthly membership revenue per member represents annual membership revenue recognized for the year divided by 12, divided by the average number of members for the period. The average number of members for the period is derived from dividing the sum of the total members outstanding at the end of each quarter in the period by four.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the financial condition and results of operations of Bally should be read in conjunction with Item 8 — Consolidated Financial Statements and Supplementary Data and Item 1 — Business, Risk Factors.
Restatement and Reclassification of Previously Issued Consolidated Financial Information
      The financial information contained herein for the years ended December 31, 2000 and 2001 are restated and unaudited. The financial statements for the years ended December 31, 2002 and 2003 are restated and, along with the financial statements for the year ended December 31, 2004, have been audited by KPMG LLP, independent public accountants (“KPMG”), whom we engaged on May 18, 2004 following the resignation on March 25, 2004 of our previous independent public accountants, Ernst & Young LLP (“E&Y”). On November 15, 2004 we announced that we would no longer rely on past advice and audits conducted by E&Y. The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of approximately $1,283 million as of December 31, 2003, and an increase in previously reported net loss by approximately $96 million and a decrease in net loss of $540 million for the years ended December 31, 2002, and 2003, respectively. The decrease in 2003 reported net loss results from the reversal of the previously recorded cumulative effect of changes in accounting principles charge recorded in 2003 of $581 million. We also restated the January 1, 2002, opening retained earnings balance by $1,730 million to recognize corrected items related to prior periods.
      Except as otherwise specified, all information presented in this Item, the accompanying consolidated financial statements, and the related notes include all such restatements. For additional information and a detailed discussion of the accounts restated, see Note 2 “Restatements and Reclassifications,” to the accompanying consolidated financial statements. The following discussion and analysis of results of operations and financial condition are based upon such restated and reclassified financial data.

Executive Summary of Business
      Bally is the largest publicly-traded commercial operator of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of September 30, 2005, we operated 412 fitness centers collectively serving approximately 3.6 million members. These 412 fitness centers occupied a total of 12.6 million square feet.
      Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 350 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of September 30, 2005, we operated fitness centers in over 45 major metropolitan areas representing 63 percent of the United States population and over 16 percent of the Canadian population. As of September 30, 2005, approximately 75 percent of new members participate in a membership plan allowing multiple club access, varying from market to nationwide access to all like-branded fitness centers. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership.
      Concentrating our clubs in major metropolitan areas has the additional benefits of (i) providing our members access to multiple locations to facilitate achieving their fitness goals; (ii) strengthening the Bally Total Fitness brand awareness; (iii) leveraging national advertising; (iv) enabling the Company to develop promotional partnerships with other national or regional companies; and (v) more cost effective regional management and control by leveraging our existing operations in those markets.
      Historically, Bally memberships in most markets required a two or three year commitment from the member with payments comprised of an initiation fee, interest and monthly dues. Since late 2003, we have expanded these offers to include “pay-as-you-go” membership options that provide greater flexibility to members. In late 2004, we developed and began implementation of a new membership plan, our Build Your Own Membership (“BYOM”) program. The BYOM program simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer.
      We have three principal sources of revenue:

1)	Our primary revenue source is membership services revenue derived from the operation of our fitness centers. Membership services revenue includes amounts paid by our members in the form of enrollment fees and monthly membership and dues payments. It also includes revenue generated from sales of personal training services provided.

Currently, most of our members choose to purchase their membership under our multi-year value plan by paying an initial enrollment fee and by making monthly payments throughout the term of their membership. Monthly payments under our value plan membership are generally fixed during an initial obligatory payment period for up to three years pursuant to retail installment contracts. After the initial obligatory period of membership, our members enter the non-obligatory renewal period of membership and continue to make monthly payments to maintain membership privileges. Under sales methods in effect prior to October 2005, monthly membership payments were substantially discounted from the initial obligatory term monthly payment level. Following the nationwide implementation of our new BYOM pricing plan, monthly payments in the renewal phase of membership carry a smaller or no discount to the initial period monthly payment level. Our members may also choose to purchase a prepaid membership for periods up to three years. Members choosing our “pay-as-you-go” membership payment option make month-to-month non-obligatory payments after paying an initial enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

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

Membership services revenue comprised approximately 93 percent, 93 percent and 92 percent of our 2004, 2003, and 2002 revenue. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 5 percent, 5 percent and 6 percent of total revenue in 2004, 2003 and 2002, respectively.

3)	The balance of our revenue (approximately 2 percent for each of the years 2004, 2003 and 2002) primarily consists of franchising revenue, guest fees and specialty programs such as martial arts programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy, from sales of Bally-branded products by third-parties, and from weight management programs. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.

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

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Advertising expenses consist of our marketing department, media and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to the various accounting investigations.

5)	Impairment of goodwill and other intangibles includes the write-down of the net book value of these assets pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and its predecessor Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (“SFAS No. 121”). Under SFAS No. 142, the carrying value of our indefinite life intangible assets is annually evaluated and compared to the fair value of such assets. Impairments are recorded when we determine that the net book value of these assets exceeds their fair value.

6)	Asset impairment charges include the write-down of the net book value of our assets (other than indefinite life intangible assets evaluated under SFAS No. 142) pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and its predecessor SFAS No. 121. Under SFAS No. 144, the carrying value of our assets, primarily property and equipment assets, is evaluated when circumstances indicate that the carrying value may have been impaired. Asset impairment charges represent the excess of the carrying value of the assets over their fair value.

7)	Depreciation and amortization represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings are depreciated over 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements, or the remaining noncancellable lease terms.
      We evaluate the results of our fitness centers on a two-tiered segment basis (comparable and non-comparable) depending on how long the fitness centers have been open at the measurement date. We include a fitness center in comparable fitness center revenues beginning on the first day of the 13th full calendar month of the fitness center’s operation, prior to which time we refer to the fitness center as an a non-comparable fitness center and, therefore, an element of noncomparable revenue.
      We measure performance using key operating statistics such as profitability per club, per area and per region. We also evaluate average revenue per member and fitness center operating expenses, with an emphasis on payroll and occupancy costs as a percentage of sales and comparable fitness center revenue growth. We use fitness center cash contribution, cash revenue and EBITDA to evaluate overall performance and profitability on an individual fitness center basis. In addition, we focus on several membership statistics on a fitness center-level and system-wide basis. These metrics include new membership sales, growth of fitness center membership base and growth of system-wide members, fitness center number of workouts per month, fitness center membership sales mix among various membership types and membership retention.
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
      We believe we are well positioned to benefit from continued growth in club membership, which, according to the IHRSA’s Industry Data Survey of the Health and Fitness Club Industry, increased 4.8% in 2004 and 8.5% in 2003. Conversely, increased competition, including competition from very small fitness centers (less than 3,000 square feet), will require us to continue to reinvest in our facilities to remain competitive. Furthermore, price discounting by competitors, particularly in competitive markets, may negatively impact our membership growth and/or our yield-per-member. Our principal strategies are to improve member origination and retention and to maintain/increase yield-per-member by enhancing customer service, promoting and improving our products and services and improving operating efficiencies. We believe the BYOM program provides a unique opportunity to combine a customized membership offering with this expanded service philosophy. See Business — Risk Factors — “We may not be able to attract or retain a sufficient number of members to maintain or expand the business” and “We are subject to risks associated with implementation of the new business initiatives”. We also believe the addition of our nutrition and weight management programs enhances our offering and our service and provides us with a competitive edge. See Business — Risk Factors — “We may not be able to attract or retain sufficient number of members to maintain or expand our business.”
Critical Accounting Policies
      Our consolidated financial statements are prepared in accordance with GAAP and include accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position. We apply those accounting principles and policies in a consistent manner from period-to-period. Our significant accounting policies are summarized in Note 1 in the Notes to Consolidated Financial Statements.
      The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the reported amounts of certain assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily obtainable from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements:
      Revenue Recognition: The Company’s principal sources of revenue include membership services, principally health club memberships and personal training services, and the sale of nutritional products. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. With respect to health club memberships and personal training, the Company relies upon a signed contract between the Company and the customer as the persuasive evidence of a sales arrangement. Delivery of health club services extends throughout the term of membership. Delivery of personal training services occurs when individual personal training sessions have been rendered.
      The Company receives membership fees and monthly dues from its members. Membership fees, which customers often finance, become customer obligations upon contract execution and after a “cooling off” period of three to fifteen calendar days depending on jurisdiction, while monthly dues become customer obligations on a month-to-month basis as services are provided. Membership fees and monthly dues are recognized at the later of when collected or earned.
      Membership fees and monthly dues collected but not earned are included in deferred revenue. Members typically commit to a membership term of between 12 and 36 months. The majority of these contracts are 36 month contracts. Contracts generally include a member’s right to renew the membership at a discount compared to the monthly payments made during the initial membership term.
      Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership life is estimated at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. The Company’s estimates of membership life were up to three hundred sixty months during 2002, 2003, and 2004. Because of the discount in monthly payments made during the renewal term when compared to monthly payments made in the initial membership term, the estimate of membership term impacts the amount of revenue deferred in the initial membership term. Changes in member behavior, competition, and Company performance may cause actual attrition to differ significantly from estimated attrition, which may have a material affect on reported revenues during the period the estimate changes.
      At December 31, 2004, 2003 and 2002 approximately 61% of members were in the non-obligatory renewal period of membership. Renewal members can cancel their membership at any time prior to their monthly or annual due date. Membership revenue from members in renewal include monthly dues paid to maintain their membership, as well as amounts paid during the initial period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.
      “Pay-as-you-go” members can cancel their membership at any time prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated member life. Member life is currently estimated at 9 months for pay-as-you-go members.
      Personal training and other services are provided at most of the Company’s fitness centers. Revenue related to personal training services is recognized when the four criteria of recognition described above are met, which is generally upon rendering. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected over periods generally through three months after an initial payment. Collections of amounts related to paid-in-full personal training services contracts, are deferred and recognized as personal training services are rendered. Revenue related to personal training contracts that have been financed is recognized at the later of cash receipt, or the rendering of personal training services.
      Sales of nutritional products and other fitness-related products occur primarily through the Company’s in-club retail stores and are recognized upon delivery to the customer, generally at point of sale. Revenue recognized in the accompanying consolidated statement of operations as “miscellaneous” includes amounts earned as commissions in connection with a long-term licensing agreement related to the third-party sale of Bally branded fitness equipment. Such amounts are recognized prior to collection based on commission statements from the licensee. Other amounts included in miscellaneous revenue are recorded upon receipt and include franchising fees, facility rental fees, locker fees, late charges and other marketing fees pursuant to in-club promotion agreements.
      The Company enters into contracts that include a combination of (i) health club services, (ii) personal training services, and (iii) nutritional products. In these multiple element arrangements, health club services are typically the last delivered service. The Company accounts for these arrangements as single units of accounting because they do not have objective and reliable evidence of the fair value of health club services.

      In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”). In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21, which provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service, is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Effective July 1, 2003, the Company adopted Issue 00-21 on a prospective basis. Under Issue 00-21, elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. As the Company does not have objective and reliable evidence of the fair value of health club services and treats these arrangements as single units of accounting, the adoption of Issue 00-21 did not have an impact on the Company’s financial statements.
      Costs related to acquiring members and delivering membership services are expensed as incurred.
      Self-Insurance Costs: We retain risk related to workers’ compensation and general liability claims, supplemented by individual and aggregate stop-loss limits. Reported liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred, but not reported, for all claims through December 31, 2004. Case-reserves are established for reported claims using case basis evaluation of the underlying claim data and are updated as information becomes known. The liabilities for workers’ compensation claims are accounted for on a present value basis utilizing a risk-adjusted discount rate. The difference between the discounted and undiscounted workers’ compensation liabilities was $.4 million as of December 31, 2004.
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
      The factors most significantly affecting the impairment calculation are our estimates of future cash flows. Our cash flow projections carry several years into the future and include assumptions on variables such as growth in revenues, and our cost of capital inflation, the economy and market competition. Any changes in these variables could have an effect upon our valuation.
      We perform impairment reviews at the club level. Use of a different level could produce significantly different results.
      Generally, costs to reduce the carrying values of long-lived assets are reflected in the Consolidated Statements of Earnings as “asset impairment charges.” These charges amounted to $14.8 million, $19.6 million and $18.3 million in 2004, 2003 and 2002, respectively. Changes may continue to occur as a result of investments in clubs in turnaround situations.
      Valuation of Goodwill: Goodwill is reviewed for impairment during the fourth quarter of each year on December 31, and also upon the occurrence of trigger events. The reviews are performed at a reporting unit level defined as one level below our operating regions, effectively the individual markets in which we operate.

Generally, estimated fair value is based on a projection of discounted future cash flows, and is compared to the carrying value of the reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment is identified, the fair value of an area is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the area’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the area’s goodwill over the implied fair value. These charges amounted to $.4 million, $54.5 million and $1.6 million in 2004, 2003 and 2002, respectively.
      The annual impairment review requires the extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Similar to our policy on impairment of long-lived assets, the cash flow projections used in our goodwill impairment reviews can be affected by several items such as inflation, the economy and market competition, which could have an effect upon future cash flows.
      Intangible Assets: In addition to goodwill, the Company has recorded intangible assets totaling $9.9 million for trademarks, $7.0 million for leasehold rights and $.9 million for membership relations at December 31, 2004. Balances at December 31, 2003 were $10.6 million for trademarks, $8.3 million for leasehold rights and $1.7 million for membership relations. Leasehold rights are amortized using the straight-line method over the respective lease periods without regard to any extension options. We test these assets annually for impairment.
      Stock Option Plans: We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, because the exercise price of the option granted equals the market value of the underlying stock on the option grant date, no stock-based compensation expense is included in net earnings, other than expenses related to restricted stock awards. Note 1 of the Notes to Consolidated Financial Statements describes the effect on net earnings if compensation cost for all options had been determined based on the fair market value at the grant date for awards, consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Results of Operations
      The following table sets forth key operating data for the periods indicated (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenue
Membership	$850,541	$830,511	$795,184
Personal training	125,441	99,355	69,535

Membership services revenue	975,982	929,866	864,719
Retail products	53,340	55,266	53,757
Miscellaneous	18,666	17,739	19,371

Total revenue	1,047,988	1,002,871	937,847
Operating costs and expenses
Membership services	732,741	726,231	705,244
Retail products	54,496	57,493	59,148
Advertising	61,602	53,503	54,053
Information technology	18,288	12,507	9,087
Other general and administrative	57,689	41,139	42,143
Impairment of goodwill and other intangibles	405	54,505	1,619
Asset impairment charges	14,772	19,605	18,258
Depreciation and amortization	69,779	76,767	82,161

	1,009,772	1,041,750	971,713

Operating income (loss)	$38,216	$(38,879)	$(33,866)

Summary of revenue recognition method
      The Company’s stated strategy is to grow the number of members by increasing new member acquisition and improving retention. The Company also intends to grow product and services revenue.
      As described in Note 1, Summary of Significant Accounting Policies — Revenue Recognition and Note 13 to the Consolidated Financial Statements, Deferred Revenue, membership services revenue, which includes personal training as well as membership revenue, is recognized at the later of when received or earned.
      Personal training services are generally provided shortly after payment is received by the Company, which results in a relatively low and constant deferred revenue liability balance. As a result, personal training revenues recognized are relatively consistent with the level of cash received.
      Cash collected for membership revenues, on the other hand, are deferred and recognized on a straight-line basis over periods generally ranging up to 20 years based on expected member attrition and cash collection patterns using historical trends, with the vast majority of membership revenues being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of previously deferred cash receipts from prior periods. Decreasing attrition will result in more cash collected as well as an increase in the amortization period while increasing attrition would decrease cash collected but accelerate the recognition of deferred revenue. Going forward, we will monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Due to the above factors, cash collected for membership revenue during a period has little impact on revenues recognized during such period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.

Comparison of the years ended December 31, 2004 and 2003
      Total revenue for the year ended December 31, 2004 was $1,048.0 million compared to $1,002.9 million in 2003, an increase of $45.1 million (4%). The increase in total revenue resulted from the following:

•	Membership revenue recognized increased to $850.5 million from $830.5 million in 2003, an increase of $20 million (2%) from the prior year. Membership revenue in 2003 includes $11 million received as cash proceeds from the sale of previously charged off obligatory membership accounts. The increase in membership revenue in the current year is the result of a 2% increase in the average number of members to 3.697 million members for 2004. See Note 13 to the Consolidated Financial Statements, Deferred Revenue.

•	Cash collections of membership revenue during 2004 was $826.1 million, a decrease of $10.6 million (1%) from 2003. This decrease is the result of a decrease in advance payments of dues and membership fees partially offset by an increase in cash received from initial term monthly payments. See Note 13 to the Consolidated Financial Statements, Deferred Revenue.

•	Personal training revenue increased to $125.4 million from $99.4 million in 2003, an increase of $26.1 million (26%), primarily reflecting the Company’s emphasis on and continued growth in personal training services.

•	Retail products revenue decreased to $53.3 million from $55.3 million in 2003, a decrease of $2.0 million (4%), due in part to the elimination of the sale of ephedra-based products. The direct operating loss from the retail business decreased to a loss of $1.2 million in 2004 as compared to a loss of $2.2 million in 2003.

•	Miscellaneous revenue increased to $18.7 million (6%) in 2004 from $17.7 million in 2003, primarily due to an increase in specialty program revenues from our martial arts program.
      Operating costs and expenses for the year ended December 31, 2004 were $1,009.8 million compared to $1,041.8 million during 2003, a decrease of $32.0 million (3%). This decrease resulted from the following:

•	Membership services expenses for the year ended December 31, 2004 increased $6.5 million (1%) from 2003, reflecting increases in occupancy and insurance costs and in personnel costs largely attributable to the 26% increase in personal training revenues described above, partially offset by reductions in operating expenses despite a 21% increase in new member sign-ups.

•	Retail products expenses, which include labor costs, for the year ended December 31, 2004 decreased $3.0 million (5%) from 2003 as a result of the 4% decrease in retail product revenue described above. Gross margin on retail products revenue was 49% for both 2004 and 2003.

•	Advertising expenses for the year ended December 31, 2004 increased $8.1 million (15%) from 2003, reflecting increases in media spending (primarily television and radio advertising) and consumer research to drive new member enrollments and to adjust for the impact of inflation on advertising which had not been increased in the past several years.

•	Information technology expenses for the year ended December 31, 2004 increased $5.8 million (46%) from 2003 primarily as a result of costs associated with implementing improved controls for the Company and compliance and security enhancements necessary to comply with the Sarbanes-Oxley Act of 2002. Information technology spending for 2004 was approximately 1.7% of total revenues as compared to 1.2% during 2003.

•	Other general and administrative expenses for the year ended December 31, 2004 increased $16.6 million (40%), primarily as a result of $14.8 million of costs incurred during 2004 in connection with the investigations and litigation related to the restatement of the Company’s financial statements and a $2.0 million increase in insurance costs.

•	Impairment charges related to goodwill and other intangibles as well as asset impairment charges for the year ended December 31, 2004 were $58.9 million less than 2003 principally due to charges recorded during 2003 related to the Crunch business acquired by the Company on December 31, 2001 that did not perform as originally expected. See Note 21 to the Consolidated Financial Statements, Subsequent Events, Purchase Agreement.

•	Depreciation expense for the year ended December 31, 2004 decreased $7.0 million (9%) from 2003 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.

      Interest expense for the year ended December 31, 2004 increased $4.6 million to $67.2 million principally due to a higher average effective interest rate in 2004 resulting from increases in general interest rate levels and, the replacement of the Company’s accounts receivable securitization with a higher average rate term loan during 2004.
      Due to the items described above, net income (loss) improved by $75.7 million to a loss of $30.3 million for the year ended December 31, 2004, compared to a loss of $106.0 million for 2003.

Comparison of the years ended December 31, 2003 and 2002
      Total revenue for the year ended December 31, 2003 was $1,002.9 million compared to $937.8 million in 2002, an increase of $65.1 million (7%). The increase in total revenue resulted from the following:

•	Membership revenue increased to $830.5 million from $795.2 million in 2002, an increase of $35.3 million (4%) from the prior year. Membership revenue in 2003 includes $11 million received as cash proceeds from the sale of previously charged off obligatory membership accounts. The increase in membership revenue in the current year is the result of a 2% increase in the average number of members to 3.622 million members for 2003 as well as a 2% increase in the average monthly membership revenue per member to $19.11 for 2003.

•	Cash collections of membership revenue during 2003 was $836.7 million, a decrease of $.2 million from 2002.

•	Personal training revenue increased to $99.4 million from $69.6 million in 2002, an increase of $29.8 million (43%), reflecting the Company’s emphasis on and continued growth in personal training services.

•	Retail products revenue increased to $55.3 million from $53.8 million in 2002, an increase of $1.5 million (3%), primarily as a result of increased sales of juice bar drinks. The direct operating loss from the retail business decreased to a loss of $2.2 million in 2003 as compared to a loss of $5.4 million in 2002.

•	Miscellaneous revenue decreased $1.6 million from 2002 to $17.7 million, an 8% decrease.
      Operating costs and expenses for the year ended December 31, 2003 were $1,041.7 million compared to $971.7 million during 2002, an increase of $70.0 million (7%). This increase resulted from the following:

•	Membership services expenses for the year ended December 31, 2003 increased $21.0 million (3%) from 2002, reflecting increases in occupancy and insurance costs and in personnel costs largely attributable to the 43% increase in personal training revenues described above.

•	Retail products expenses for the year ended December 31, 2003 decreased $1.7 million (3%) from 2002. Gross margin on retail products revenue increased to 49% in 2003 as compared to 47% in 2002.

•	Advertising expenses for the year ended December 31, 2003 decreased $.6 million (1%) from 2002.

•	Information technology expenses for the year ended December 31, 2003 increased $3.4 million (38%) from 2002 reflecting increased operating costs for newly rolled out applications and systems development capability improvements. Information technology spending for 2003 was approximately 1.2% of total revenues as compared to 1.0% during 2002, attributable in part to compliance with Sarbanes-Oxley.

•	Other general and administrative expenses for the year ended December 31, 2003 decreased $1.0 million.

•	Impairment charges related to goodwill and other intangibles as well as asset impairment charges for the year ended December 31, 2003 were $54.2 million more than 2002, principally due to charges recorded during 2003 related to the Crunch business acquired by the Company on December 31, 2001 that did not perform as originally expected. See Note 21 to Consolidated Financial Statements, Subsequent Events, Purchase Agreement.

•	Depreciation expense for the year ended December 31, 2003 decreased $5.4 million (7%) from 2002, reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
      Interest expense for the year ended December 31, 2003 increased $2.9 million to $62.6 million as a result of the replacement of the Company’s term loan with its Senior Notes during 2003 at a higher interest rate, as well as an increase in the average debt outstanding during 2003 as compared to 2002.
      Due to the items described above, net loss increased by $5.1 million to a loss of $106.0 million for the year ended December 31, 2003, compared to a loss of $100.9 million for 2002.
Off-Balance Sheet Arrangements
      The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on the Company’s financial condition or results of operations.
Liquidity and Capital Resources
      The following table summarizes the Company’s cash flows for 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,

	2004	2003	2002

Cash provided by operating activities	$36,124	$89,877	$89,224
Cash used in investing activities	(50,241)	(48,211)	(96,805)
Cash provided by (used in) financing activities	19,223	(38,142)	11,228

Increase in cash	$5,106	$3,524	$3,647

      The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow, and availability under our $100 million revolving credit facility, will be sufficient to meet our expected needs for working capital and other cash requirements for at least the next 12 months. However, changes in terms or other requirements by vendors, including our credit card payment processor, could negatively impact cash flows and liquidity. We do not know whether our cash flow and availability under the revolving credit facility will be sufficient to meet our needs in 2007 when our Senior Subordinated Notes are due. If any of such events were to occur, we may need to raise additional funds through public or private equity or debt financings. We cannot ensure any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinated Notes, our Senior Notes and our Credit Agreement. In addition, upon a default under our Credit Agreement, whether directly or as a result of a cross-default to other indebtedness, we will not be able to draw on the revolving credit facility and may not be able to continue to operate our business.
Capital Expenditures
      We opened a club in Huntington Park California in March 2005. No other clubs currently in development are planned for opening in 2005. The Company expects to continue controlled capital spending and is currently planning $30 to $35 million of capital spending in 2005. These expenditures primarily fund the continuing maintenance and improvement of existing facilities. We have seven clubs for which we have signed leases that we estimate we will spend $20 to $25 million to construct during 2006 and 2007.
Dividend and Other Commitments
      We are authorized to repurchase up to 1,500,000 shares of our common stock on the open market from time to time. We repurchased 625,100 shares between August 1998 and November 1999 at an average price of $18 per share and 54,500 shares in February 2002 at $15.73 per share. We do not expect to repurchase any of our common stock in the foreseeable future. We have not paid any cash dividends on our common stock and do not anticipate any in the future.
Debt

Credit Agreement
      On October 14, 2004, we entered into a new credit agreement with a group of financial institutions led by JP Morgan Chase Bank that provides for a new five-year $175 million term loan in addition to the existing $100 million revolving credit facility that expires in June 2008. The proceeds of the term loan were used to refinance our $100 million Securitization Series 2001-1 which was to begin amortizing in November 2004, and to provide approximately $75 million of additional liquidity for general corporate purposes. The Credit Agreement is secured by substantially all of the Company’s real and personal property, including member obligations under installment contracts. The Credit Agreement contains restrictive covenants that include certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; capital expenditures; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, all subject to certain exceptions. At December 31, 2004 there were no borrowings outstanding and $8.7 million in letters of credit issued under the Credit Agreement. At November 15, 2005, there was $51 million borrowed and $13.9 million in letters of credit issued under the Credit Agreement.
      As of December 31, 2004, we believed that we may have violated certain financial ratios under our Credit Agreement. As of March 31, 2005, we entered into an amendment to the Credit Agreement that, among other things, excluded certain expenses incurred in connection with the SEC and Department of Justice investigations and other matters from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements.

Other Secured Debt
      As of December 31, 2004, our unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement. As a result, the outstanding amount of $4,604 has been classified as current as of such date.

Consent Solicitation
      As a result of the Audit Committee investigation into certain accounting issues and the retention of new independent auditors, we were unable to timely file our financial statements for the quarter ending June 30, 2004 with the SEC. Although the filing delay resulted in defaults of the financial reporting covenants under the indentures governing our Senior Subordinated Notes and Senior Notes, it did not become an event of default until delivery of a notice of default and expiration of a 30-day cure period. On October 29, 2004, we were advised by the trustee for both series of notes that it intended to send a notice of default no later than December 15, 2004 unless we obtained a waiver or remedied the default by that date. On December 7, 2004, we completed consent solicitations to amend the indentures governing the Senior Subordinated Notes and Senior Notes to waive through July 31, 2005 any default arising under the financial reporting covenants in the indentures from a failure to timely file consolidated financial statements with the SEC. In order to secure the waivers until July 31, 2005, we paid additional consent fees on June 3, 2005 and July 6, 2005. The fees paid to noteholders for these consents were $2.3 million in 2004 and $2.3 million in 2005.
      On July 13, 2005, we commenced a consent solicitation to extend the waivers under the indentures. On August 4 and 5, 2005, we received notices of default under the indentures following the expiration of the waiver of the financial reporting covenant defaults on July 31, 2005. The notices commenced the 30-day cure period under the indentures and a 10-day period after which a cross-default would have occurred under our Credit Agreement. Effective August 9, 2005, our lenders consented to extend the 10-day period until August 31, 2005. On August 24 and August 30, 2005, we received consents from holders of a majority of the Senior Subordinated Notes and Senior Notes, respectively, to extend the waivers until November 30, 2005. Effective August 24, 2005, we further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Notes and Senior Subordinated Notes, to exclude certain additional expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending March 31, 2006 and limits revolver borrowings under the Credit Agreement if the Company’s unrestricted cash exceeds certain levels. On November 1, 2005, we completed a consent solicitation of those holders of our Senior Subordinated Notes who were not party to the August 24, 2005 consent agreement.
      In connection with these consents, we paid $4.9 million in total fees to the noteholders and we issued 1,903,206 shares of unregistered common stock. Additionally, we issued 232,000 shares of unregistered common stock to the solicitation agent as compensation, 409,314 shares of unregistered common stock to the solicitation agent to fund part of the cash portion of the fees to noteholders, and paid the lenders under the Credit Agreement $2.9 million for their consents and amendment.

Other
      On October 17, 2005, we entered into a consent under our Credit Agreement which permits us to enter into one or more stockholder rights plans subject to certain conditions. The Board adopted a stockholder rights plan on October 18, 2005.

Tabular Disclosure of Contractual Obligations
      At December 31, 2004, we had future payments required under contractual obligations and other commitments approximately as follows (in millions):

	Payments Due by Period

		Less than	1-	4-	More than
	Total	1 Year	3 Years	5 Years	5 Years

Capital leases	$17	$9	$6	$2	$—
Operating leases	1,147	146	275	221	505
Long-term debt	743	10	313	183	237
Other long-term liabilities	17	2	5	2	8

Total future obligations	$1,924	$167	$599	$408	$750

Recently Issued Accounting Standards
      In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 supersedes FSP No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and provides guidance on the accounting, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 became effective for the third quarter of 2004. The adoption of FSP No. 106-2 had no material effect on our consolidated financial statements. Detailed regulations in this area continue to evolve that could have an effect on the Company going forward, which we do not expect to be material.

      In December 2004, the FASB issued FSP No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides accounting and disclosure guidance on the Act’s qualified production activities deduction. We are currently evaluating the impact of this guidance on our effective tax rate for 2005 and subsequent periods.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supercedes APB 25 and its related implementation guidance. SFAS No. 123 R establishes standards for the accounting for transactions in which an entity obtains employee services in exchange for its equity instruments in share-based payment transactions. The Statement requires entities to measure compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). The related expense will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. SFAS No. 123R is required to be adopted effective for the first annual reporting period that begins after June 15, 2005. Therefore, SFAS No. 123R had no impact on our consolidated financial statements for the year ended December 31, 2004. We have not yet determined the effect that the adoption will have on our financial position or the results of our operations in the future.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to included costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 will become effective for our fiscal year beginning January 29, 2006. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.
      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with broader exceptions for exchanges of nonmonetary assets that do not have reasonably determinable values or commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement No. 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the year ended December 31, 2004.
      FASB Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect adoption of FIN 47 to have a material effect on our consolidated financial statements.
      In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements to be termed as a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our bank credit facility bears interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Our $100 million Series 2001-1 securitization had a variable rate based on commercial paper rates. Based on 2004’s average outstanding balance of these variable rate obligations, a 100 basis point change in interest rates would have changed interest expense in 2004 by approximately $1.5 million. In September 2003, we entered into interest rate swap agreements whereby our fixed interest commitment on $200 million of outstanding principal on our Senior Subordinated Notes varies based on the LIBOR rate plus 6.01%. A 100 basis point change in the interest rate on the portion of the debt subject to the new swap agreement would change interest expense on an annual basis by $2.0 million. For fixed rate debt, interest rate changes affect their fair market value, but do not impact earnings or cash flows. We presently do not use other financial derivative instruments to manage our interest costs.
      We have operations in Canada, which are denominated in local currency. Accordingly, we are exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.

Item 8	Consolidated Financial Statements and Supplementary Data
      The consolidated financial statements of the Company, including the notes to all such statements, and other information are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On March 25, 2004, we were notified by Ernst & Young LLP (“E&Y”), our principal accountant, that it had resigned. E&Y’s resignation became effective on May 10, 2004 with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. On May 18, 2004, the Company engaged KPMG LLP (“KPMG”) as its principal accountants for the year ending December 31, 2004. The decision to engage KPMG was made by the Audit Committee of the Board of Directors. Subsequently, in November 2004, we engaged KPMG to audit our consolidated financial statements for 2003 and 2002.
      During the two years ended December 31, 2003, and through May 10, 2004, there were no disagreements between us and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its report. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
      E&Y’s reports on our consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of December 31, 2004. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 due to the material weaknesses in internal control over financial reporting described below (Item 9A(b)).

(b)	Management’s Report on Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
      Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

1.	Deficiencies in the Company’s control environment. The Company did not maintain an effective control environment as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the following control deficiencies were identified:

•	The Company’s finance and accounting resources were insufficient in number, insufficiently trained, and authority and responsibility were not properly delegated as of December 31, 2004. Accordingly, in certain circumstances, accounting control activities were not performed consistently, accurately, and timely, and an effective review of technical accounting matters was not performed;

•	Management did not have acceptable and clearly communicated policies reflecting an appropriate management attitude towards financial reporting and the financial reporting function and did not have sufficient controls in place to ensure the appropriate selection of and modifications to accounting policies;

•	The Company did not establish effective controls to address the risk of management override in the financial reporting process; and

•	Management did not have effective processes to ensure that relevant information was communicated in a timely manner from the Company’s regional service center, property management department, information technology group, human resources, sales and marketing, and legal department to the Company’s corporate accounting department.

These deficiencies resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

2.	Deficiencies in end-user computing controls. The Company did not maintain adequate controls over end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

This deficiency resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

3.	Inadequate controls associated with accounting for revenue. The Company did not maintain effective policies and procedures related to its accounting for revenue and did not employ personnel with the appropriate level of technical knowledge and experience to prepare, document and review its accounting for revenue to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement membership revenue accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document a periodic evaluation of the reasonableness of assumptions with respect to the deferral of revenue associated with personal training services;

•	Establish procedures to identify and periodically assess promotional offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess changes to the Company’s principal member offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to revenue recognition were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

4.	Inadequate controls associated with accounting for fixed assets. The Company did not maintain effective policies and procedures related to its accounting for fixed assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for fixed assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement fixed asset accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document procedures to periodically review the valuation of capitalized costs incurred prior to the opening of a fitness center;

•	Effectively perform and document a review of fixed asset depreciation;

•	Effectively perform and document procedures to review capitalizable labor costs;

•	Effectively reconcile the subsidiary fixed asset ledger to consolidated fixed asset information; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to fixed assets were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

5.	Inadequate controls associated with accounting for goodwill and other intangible assets. The Company did not maintain effective policies and procedures related to its accounting for goodwill and other intangible assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for goodwill and other intangible assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively identify, and allocate an appropriate portion of the cost of an acquisition to, identifiable intangible assets in conjunction with its purchase business combinations;

•	Effectively perform and document procedures to periodically reassess the valuation of goodwill; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to goodwill and other intangible assets were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

6.	Inadequate controls associated with accounting for leases. The Company did not maintain effective policies and procedures related to its accounting for leases and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for leases to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Perform and document procedures to record rent expense on a straight-line basis over the lease term, when appropriate, and to record a related deferred rent obligation, in accordance with U.S. generally accepted accounting principles;

•	Perform and document procedures to ensure that leasehold improvements were properly depreciated over the lesser of the economic useful life or the lease term;

•	Perform and document procedures to ensure leases were appropriately accounted for as capital or operating leases;

•	Perform procedures to periodically review the accounting for landlord incentives; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to leases were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002,

and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

7.	Inadequate controls associated with accounting for accrued liabilities. The Company did not maintain effective policies and procedures related to its accounting for accrued liabilities and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for accrued liabilities to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Effectively perform and document procedures to periodically evaluate the reasonableness of assumptions used to estimate liabilities associated with workers compensation, health care, and other insured arrangements with retained risk;

•	Perform and document procedures to periodically evaluate items that may meet the definition of unclaimed property, in order to properly value the Company’s escheatment liability;

•	Perform and document procedures to periodically evaluate liabilities related to the Company’s obligation to former members to refund initial member fees in a future period;

•	Perform and document a periodic assessment of the Company’s risk sharing obligation associated with its transfers of obligatory member payments to third parties;

•	Effectively perform and document procedures to reconcile commission and other payroll related liabilities to supporting detail;

•	Effectively perform and document a review of expenses incurred in one period and paid in subsequent periods to ensure that the related accounting is reflected in the appropriate period; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to accrued liabilities were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

8.	Inadequate controls associated with accounting for computer software. The Company did not maintain adequate policies and procedures or employ sufficiently knowledgeable and experienced personnel to ensure appropriate application of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to select and implement software accounting policies in accordance with U.S. generally accepted accounting principles, and effectively perform and document procedures to periodically reassess their valuation.

This deficiency resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

9.	Inadequate financial statement preparation and review procedures. The Company did not maintain effective policies and procedures related to its financial statement preparation and review procedures and did not employ personnel with the appropriate level of knowledge and experience to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have:

•	Effective reconciliation of significant balance sheet accounts;

•	Effective reconciliation of subsidiaries’ accounts to consolidating financial information;

•	Effective reconciliation and conversion of foreign financial statements to consolidated financial information;

•	Policies and procedures relating to the origination and maintenance of contemporaneous documentation to support key judgments made in connection with the selection of significant accounting policies or the application of judgments within its financial reporting process;

•	Policies and procedures related to the identification and disclosure of subsequent events;

•	Policies and procedures related to the review of complex or unusual transactions;

•	Adequate policies and procedures related to the review and approval of accounting entries;

•	Sufficient retention policies with respect to historical documentation that formed the basis of prior accounting judgments that have continuing relevance; and

•	Effective review of financial statement information, and related presentation and disclosure requirements.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.
      As a result of the aforementioned material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.
      KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included herein (Item 9A(e)).

(c)	Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting
      In order to remediate the aforementioned material weaknesses in internal control over financial reporting and improve the integrity of financial reporting processes, management has implemented or is in the process of implementing the following actions:

1)	Control Environment

•	In early 2005, the Company hired a permanent CFO and replaced both the Controller and Treasurer.

•	The Company hired an Assistant Controller and expanded its Internal Audit Department significantly.

•	Personnel and budgets for the IT and Accounting Departments have been increased. We continue to evaluate staffing needs and organizational structure in both areas.

•	Documentation of accounting policies is ongoing and has been substantially improved across all financial processes.

•	In early 2005, a formal Disclosure Committee was established to enhance communication between key departments and accounting and review quarterly and annual disclosures. The Disclosure Committee met six times during 2005, and will hold regular meetings on an ongoing basis.

•	Management has implemented specific cross-functional meetings, such as between pricing and accounting, to help address disclosure issues.

•	The Company plans to establish an accounting training program and conduct formal performance evaluations of key personnel in early 2006.

2)	Spreadsheets and End-User Computing

•	The Company is developing policies and procedures regarding the required controls over spreadsheets and other end-user applications, including (but not limited to) development, change control, access control, and record retention.

•	The Company plans to develop an inventory of spreadsheets and other end-user applications to help determine the scope and priority of the necessary remediation.

•	The Company plans to conduct an evaluation of specific end-user applications to develop and execute specific remediation plans necessary to comply with the above policies and procedures.

3)	Revenue Recognition

•	The Company implemented a new revenue recognition methodology and related policies and procedures to help ensure compliance with U.S. generally accepted accounting principles.

•	The Company added a dedicated revenue accounting manager and staff accountant.

•	The Company is documenting regular and promotional offers and has established steps to ensure changes in such offers are promptly reported to the accounting department.

4)	Fixed Assets

•	The Company has implemented analyses to periodically test for the impairment of fixed assets.

•	The Company reviews the “construction in process” accounts quarterly to verify that capitalized costs are accounted for properly.

•	The Company has enhanced reconciliation procedures and analyses related to depreciation and fixed asset accounts, to ensure accounts are reconciled and analyzed on a timely basis, the reconciliations are independently reviewed, and any reconciling items are cleared on timely basis.

5)	Goodwill and Intangible Assets

•	The Company has modified its procedures regarding the support for assumptions, valuation, impairment analysis, and disclosure of goodwill.

•	The Company engaged a third party valuation firm to assist in establishing the proper valuation for goodwill and other intangible assets related to prior acquisitions.

•	The Company plans to annually assess the valuation of goodwill and other intangible assets.

6)	Leases

•	The Company has implemented procedures to help ensure it records rent expenses on a straight-line basis, when appropriate. Each rental agreement and the related payments were identified and additions or changes are analyzed monthly. In addition, the Company has documented an analysis to support its valuation of the deferred rent obligation.

•	The Company has established depreciation policies and supporting analyses regarding the depreciation of leasehold improvements over the lesser of the economic useful life or the remaining non-cancellable lease term.

•	The Company has implemented specific templates and analysis models to help ensure leases are appropriately accounted for as capital or operating.

•	The Company has identified the various existing landlord incentives. Specific analysis models and review requirements were established to help ensure the proper accounting.

7)	Accrued Liabilities

•	The Company will develop a monitoring program to periodically review its assumptions with respect to workers compensation, health care, and general liability risk exposures.

•	Tax, Payroll, and Accounts Payable Department procedures have been modified to address escheatment obligations and additional procedures will be implemented.

•	The Company has established a liability and supporting analyses regarding obligations to refund certain membership fees in future periods.

•	The Company plans to establish a periodic assessment of its risk sharing obligations regarding transfers of obligatory membership payments to third parties.

•	The Company is enhancing the reconciliation of commission and other payroll-related liabilities to supporting detail.

•	The Company established a quarterly process and standard templates to help ensure that expenses incurred in one period and paid in subsequent periods are reflected in the appropriate period.

8)	Capitalized Software

•	The Company has enhanced its review processes to help ensure that only applicable expenses are capitalized. Management is now utilizing a new information technology development tracking system. Training in proper application of generally accepted accounting principles was provided, a specific monthly meeting between the Accounting and Information Technology Departments was implemented, and standard templates were established to support the new process.

9)	Financial Statement Preparation and Review Procedures

•	The Company hired an Assistant Controller to help monitor its financial statement preparation and review procedures.

•	The Company is in the process of modifying its account reconciliation process to ensure that accounts are reconciled on a timely basis, the reconciliation is being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed. While substantial progress has been made to support the 2004 financial statement issuance, additional resources will be deployed and work remains to ensure this process is executed on a consistent and timely basis.

•	The Company has established a conversion process to enable the proper consolidation of its Canadian subsidiary’s operations.

•	Estimate methodologies and computations are documented and approved by senior financial management.

•	The Company is developing a more formalized process for the identification of subsequent events and complex or unusual transactions. The Disclosure Committee and various ongoing management meetings are presently used to identify and address such topics.

•	The Company is developing a disclosure checklist to help ensure its disclosure requirements are met. Outside legal counsel and several senior managers, including inside legal counsel and the Disclosure Committee, also review the financial statements to be included in the Company’s Forms 10-K and 10-Q to help ensure appropriate disclosure.

•	The Company has improved its review process for standard journal entries. The Company is developing a process to identify and review significant post-closing adjustments and any quarterly or year-end adjustments. Such entries will be specifically identified and reported to the CFO and Disclosure Committee for independent review.
      Additionally, in an effort to improve internal control over financial reporting, the Company is now emphasizing the importance of establishing the appropriate environment in relation to accounting, financial reporting, and internal control over financial reporting. Management is adding structure to remediation plans for 2005 and 2006, including specific executive sponsorship for key deficiencies to help create and implement new policies and procedures where material weaknesses or significant deficiencies exist. The Audit Committee will be updated at least quarterly on remediation progress, with additional updates as deemed necessary.
      It should be noted the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all error and all fraud, even after completion of the described remediation efforts. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
      Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Bally Total Fitness Holding Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bally Total Fitness Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

1.	Deficiencies in the Company’s control environment. The Company did not maintain an effective control environment as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the following control deficiencies were identified:

•	The Company’s finance and accounting resources were insufficient in number, insufficiently trained, and authority and responsibility were not properly delegated as of December 31, 2004. Accordingly, in certain circumstances, accounting control activities were not performed consistently, accurately, and timely, and an effective review of technical accounting matters was not performed;

•	Management did not have acceptable and clearly communicated policies reflecting an appropriate management attitude towards financial reporting and the financial reporting function and did not have sufficient controls in place to ensure the appropriate selection of and modifications to accounting policies;

•	The Company did not establish effective controls to address the risk of management override in the financial reporting process; and

•	Management did not have effective processes to ensure that relevant information was communicated in a timely manner from the Company’s regional service center, property management department, information technology group, human resources, sales and marketing, and legal department to the Company’s corporate accounting department.

These deficiencies resulted in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

2.	Deficiencies in end-user computing controls. The Company did not maintain adequate controls over end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

This deficiency resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

3.	Inadequate controls associated with accounting for revenue. The Company did not maintain effective policies and procedures related to its accounting for revenue and did not employ personnel with the appropriate level of technical knowledge and experience to prepare, document and review its accounting for revenue to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement membership revenue accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document a periodic evaluation of the reasonableness of assumptions with respect to the deferral of revenue associated with personal training services;

•	Establish procedures to identify and periodically assess promotional offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess changes to the Company’s principal member offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to revenue recognition were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

4.	Inadequate controls associated with accounting for fixed assets. The Company did not maintain effective policies and procedures related to its accounting for fixed assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for fixed assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement fixed asset accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document procedures to periodically review the valuation of capitalized costs incurred prior to the opening of a fitness center;

•	Effectively perform and document a review of fixed asset depreciation;

•	Effectively perform and document procedures to review capitalizable labor costs;

•	Effectively reconcile the subsidiary fixed asset ledger to consolidated fixed asset information; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to fixed assets were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

5.	Inadequate controls associated with accounting for goodwill and other intangible assets. The Company did not maintain effective policies and procedures related to its accounting for goodwill and other intangible assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for goodwill and other intangible assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively identify, and allocate an appropriate portion of the cost of an acquisition to, identifiable intangible assets in conjunction with its purchase business combinations;

•	Effectively perform and document procedures to periodically reassess the valuation of goodwill; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to goodwill and other intangible assets were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

6.	Inadequate controls associated with accounting for leases. The Company did not maintain effective policies and procedures related to its accounting for leases and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for leases to ensure that such accounting complied with U.S. generally accepted accounting principles.

This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Perform and document procedures to record rent expense on a straight-line basis over the lease term, when appropriate, and to record a related deferred rent obligation, in accordance with U.S. generally accepted accounting principles;

•	Perform and document procedures to ensure that leasehold improvements were properly depreciated over the lesser of the economic useful life or the lease term;

•	Perform and document procedures to ensure leases were appropriately accounted for as capital or operating leases;

•	Perform procedures to periodically review the accounting for landlord incentives; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to leases were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

7.	Inadequate controls associated with accounting for accrued liabilities. The Company did not maintain effective policies and procedures related to its accounting for accrued liabilities and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for accrued liabilities to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Effectively perform and document procedures to periodically evaluate the reasonableness of assumptions used to estimate liabilities associated with workers compensation, health care, and other insured arrangements with retained risk exposures;

•	Perform and document procedures to periodically evaluate items that may meet the definition of unclaimed property, in order to properly value the Company’s escheatment liability;

•	Perform and document procedures to periodically evaluate liabilities related to the Company’s obligation to former members to refund initial member fees in a future period;

•	Perform and document a periodic assessment of the Company’s risk sharing obligation associated with its transfers of obligatory member payments to third parties;

•	Effectively perform and document procedures to reconcile commission and other payroll related liabilities to supporting detail;

•	Effectively perform and document a review of expenses incurred in one period and paid in subsequent periods to ensure that the related accounting is reflected in the appropriate period; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to accrued liabilities were appropriately understood and considered.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

8.	Inadequate controls associated with accounting for computer software. The Company did not maintain adequate policies and procedures or employ sufficiently knowledgeable and experienced personnel to ensure appropriate application of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to select and implement software accounting policies in accordance with U.S. generally accepted accounting principles, and effectively perform and document procedures to periodically reassess their valuation.

This deficiency resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.

9.	Inadequate financial statement preparation and review procedures. The Company did not maintain effective policies and procedures related to its financial statement preparation and review procedures and did not employ personnel with the appropriate level of knowledge and experience to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have:

•	Effective reconciliation of significant balance sheet accounts;

•	Effective reconciliation of subsidiaries’ accounts to consolidating financial information;

•	Effective reconciliation and conversion of foreign financial statements to consolidated financial information;

•	Policies and procedures relating to the origination and maintenance of contemporaneous documentation to support key judgments made in connection with the selection of significant accounting policies or the application of judgments within its financial reporting process;

•	Policies and procedures related to the identification and disclosure of subsequent events;

•	Policies and procedures related to the review of complex or unusual transactions;

•	Adequate policies and procedures related to the review and approval of accounting entries;

•	Sufficient retention policies with respect to historical documentation that formed the basis of prior accounting judgments that have continuing relevance; and

•	Effective review of financial statement information, and related presentation and disclosure requirements.

These deficiencies resulted in material errors in accounting, which required restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and for interim periods in 2003 and the first quarter of 2004, to reflect the correction of these errors in accounting. These deficiencies also resulted in material errors in accounting that required correction in the Company’s consolidated financial statements as of and for the year ended December 31, 2004 prior to their issuance.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated November 29, 2005, which expressed an unqualified opinion on those consolidated financial statements.

      In our opinion, management’s assessment that Bally Total Fitness Holding Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bally Total Fitness Holding Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Chicago, Illinois
November 29, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The name, age and position held of each of the directors and executive officers of the Company as of September 30, 2005 are set forth below:

				Term
Name	Age	Position with the Company	Executive/Director Since	Expires

Paul A. Toback	42	Chairman, President, and Chief Executive Officer	2003 (Chairman) 2002 (President and Chief Executive Officer) 1998 (prior positions)	2006
Julie Adams	60	Senior Vice President, Membership Services	2003
Marc D. Bassewitz	49	Senior Vice President, Secretary and General Counsel	2005
William G. Fanelli	43	Senior Vice President, Planning and Development	1997
Carl J. Landeck	45	Senior Vice President, Chief Financial Officer	2005
James A. McDonald	52	Senior Vice President, Chief Marketing Officer	2005
Harold Morgan	49	Senior Vice President, Chief Administrative Officer	1995
John H. Wildman	46	Senior Vice President, Chief Operating Officer	1996
Barry M. Deutsch	42	Director	2004	2006
Eric Langshur	42	Director	2004	2005
J. Kenneth Looloian	83	Director	1995	2005
James F. McAnally, M.D.	56	Director	1995	2007
John W. Rogers, Jr.	47	Director	2003	2007
      Paul A. Toback was elected Chairman of the Board in May 2003 and has served as a Director since March 2003 and President and Chief Executive Officer since December 2002. He was Executive Vice President from February 2002 to December 2002, Chief Operating Officer from June 2001 to December 2002 and Senior Vice President, Corporate Development from March 1998 to June 2001. Mr. Toback started with the Company in September 1997. He is an attorney licensed to practice in Illinois.
      Julie Adams was elected Senior Vice President, Membership Services of the Company in February 2003. Ms. Adams was Vice President of Membership Services from November 1997 to February 2003.
      Marc D. Bassewitz was elected Senior Vice President and General Counsel of the Company in January 2005. Prior to joining Bally, Mr. Bassewitz served as outside counsel for the Company in his position as a partner at Latham & Watkins LLP.
      William G. Fanelli was elected Senior Vice President, Planning and Development of the Company in March 2005. Mr. Fanelli held the position of Acting Chief Financial Officer from April 2004 to March 2005, was Senior Vice President, Finance from June 2001 to April 2004 and was Senior Vice President, Operations from November 1997 to June 2001.
      Carl J. Landeck was elected Senior Vice President and Chief Financial Officer of the Company in March 2005. Prior to joining Bally, Mr. Landeck served as Executive Vice President, Chief Financial and Administrative Officer of Levitz Home Furnishings, Inc. from August 2001 to December 2004, and was

Executive Vice President, Finance and Chief Financial Officer of Cablevision Electronics Investments, Inc. from January 1998 to August 2001.
      James A. McDonald was elected Senior Vice President and Chief Marketing Officer of the Company in May 2005. Prior to joining Bally, Mr. McDonald most recently served as the Senior Vice President, Chief Brand Officer of RadioShack, Inc.
      Harold Morgan was elected Senior Vice President, Chief Administration Officer in February 2003. Mr. Morgan held the position of Senior Vice President Human Resources from December 1996 to February 2003.
      John H. Wildman was elected Senior Vice President and Chief Operating Officer in December 2002. Mr. Wildman was Senior Vice President, Sales and Marketing from November 1996 to December 2002.
      Barry M. Deutsch has served as a Director since May 2004. Mr. Deutsch is the Chief Financial Officer and Vice President of Business Development of Ovation Pharmaceuticals, Inc., a fully-integrated pharmaceutical company focused on specialty therapeutic areas. Prior to that Mr. Deutsch served as Director, Corporate Finance of Prudential Vector Healthcare Group, a unit of Prudential Securities Incorporated, where he served as an investment banker specializing in health care industry transactions. Mr. Deutsch is a Certified Public Accountant.
      Eric Langshur has served as a Director since December 2004. Mr. Langshur is the Founder and Chief Executive Officer of TLContact, Inc., a privately held company that delivers innovative patient communication and education services to the healthcare industry.
      J. Kenneth Looloian has served as a Director since December 1995. Mr. Looloian is a consultant to Di Giorgio Corporation and served as the Sr. Vice President, Chief Financial Officer of New Jersey Bell Telephone Company and Bellcore (now Telecordia Technologies) before his retirement.
      James F. McAnally, M.D. has served as a Director since December 1995. Dr. McAnally is a private practitioner who specializes in hypertension and kidney disease. Dr. McAnally is also the Medical Director of Nephrology Services at Trinitas Hospital in Elizabeth, New Jersey and a Clinical Associate Professor of Medicine at Seton Hall University, School of Graduate Medical Education.
      John W. Rogers, Jr. has served as a Director since April 2003. Mr. Rogers is the Chairman and Chief Executive Officer of Ariel Capital Management, LLC, a privately held institutional money management firm and mutual fund company which he founded in 1983. He also serves as a director of Aon Corporation, Exelon Corporation, McDonald’s Corporation and as a trustee of Ariel Investment Trust.
Audit Committee
      The Company has a separately designated audit committee of the Board established in accordance with the Exchange Act. Currently, J. Kenneth Looloian, James F. McAnally, Eric Langshur and Barry M. Deutsch serve as members of the Audit Committee. Recently, due to a medical condition, Mr. Looloian has not been actively participating in Audit Committee matters. Accordingly, Mr. Langshur was recently appointed by Board to serve as Chairperson of the Audit Committee. Our Board has determined that each member of the Audit Committee is independent, as that term is defined in the Exchange Act, and that Mr. Deutsch is also an “audit committee financial expert” as defined by the SEC.
Contacting the Board of Directors
      Stockholders who wish to communicate with the Board of Directors may do so by sending written communications to the Board of Directors at the following address: Board of Directors, c/o Corporate Secretary, Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, Chicago, Illinois 60631. Stockholders who wish to direct communications to only the independent directors of Bally may do so by sending written communications to the independent directors at the following address: Independent Directors, c/o Corporate Secretary, Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, Chicago, Illinois 60631.

Code of Ethics
      Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to the members of our Board and our officers, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics can be obtained from the Company, without charge, by written request to the Secretary at the Company’s address and is posted on the Company’s website (www.ballyfitness.com).
      In connection with the adoption of the Code of Ethics, the Audit Committee, on behalf of the Board, granted a waiver to the conflict of interest section of the Code of Ethics with respect to arrangements the Company had with Mr. Rogers, who is Chairman and Chief Executive Officer of Ariel Capital Management, LLC, which had provided two mutual fund choices since April of 1998 under a non-qualified deferred compensation plan. This non-qualified deferred compensation plan was terminated in August 2004. He serves on the board of directors of Aon Corporation, which has several subsidiaries with which the Company does business. The Audit Committee considered that the amounts involved were immaterial both to the Company and the recipient and consistent with amounts paid prior to the time Mr. Rogers joined the Board. The waivers are consistent with determinations that Mr. Rogers is an “independent” Director as defined in the NYSE Rules.
Section 16(a) Beneficial Ownership Reporting Compliance
      Bally is required to identify any director, executive officer or beneficial owner of more than ten percent of the common stock, or any other person subject to Section 16 of the Exchange Act, that failed to file on a timely basis, as disclosed in their forms, reports required by Section 16(a) of the Exchange Act. Based on a review of forms submitted to us, during 2004 no persons were late in filing these forms. All other such filing requirements were complied with by our directors and executive officers.

Item 11.	Executive Compensation
Compensation of Executive Officers
      The following table sets forth, for each of the years indicated, the compensation paid by the Company to our Chief Executive Officer and the four other most highly compensated executive officers of Bally (the “Named Executive Officers”). During these years, these officers were compensated in accordance with our plans and policies.
Summary Compensation Table

						Long-Term
						Compensation Awards
		Annual Compensation
					Other Annual	Restricted	Securities	All Other
		Salary	Bonus		Compensation	Stock Awards	Underlying	Compensation
Name and Principal Position	Year	($)	($)(1)		($)(2)	($)(3)	Options (#)	($)(4)

Paul A. Toback	2004	575,000	400,000		—	—	—	—
Chairman, President, and	2003	475,000	300,000			1,206,000	200,000	—
Chief Executive Officer	2002	300,000	300,000			—	—	14,915
William G. Fanelli(5)	2004	325,000	200,000	(6)	—	—	—	1,000
Acting Chief Financial	2003	325,000	163,125	(6)		361,800	120,000	25,077
Officer	2002	250,000	160,000			—	—	21,500
Cary A. Gaan(7)	2004	375,000	100,000		—	—	—	751,000	(8)
Senior Vice President,	2003	375,000	160,000			361,800	120,000	1,000
Secretary and General	2002	325,000	160,000			—	—	1,000
Counsel
Harold Morgan	2004	300,000	175,000		—	—	—	1,000
Senior Vice President,	2003	300,000	146,250			361,800	120,000	1,000
Chief Administrative Officer	2002	225,000	160,000			—	—	1,000
John H. Wildman	2004	325,000	175,000		—	—	—	—
Senior Vice President,	2003	325,000	138,125			361,800	120,000	—
Chief Operating Officer	2002	250,000	165,000			—	—	—

(1)	The 2004 bonus represents the bonus earned in 2004 and paid in March 2005. The 2003 bonus represents the bonus earned in 2003 and paid in April 2004. The 2002 bonus represents the bonus earned in 2002 and paid in March 2003.

(2)	Certain incidental personal benefits to executive officers of Bally may result from expenses incurred by Bally in the interest of attracting and retaining qualified personnel. These incidental personal benefits made available to the Named Executive Officers during 2004 are not described herein because the incremental cost to Bally of such benefits did not exceed the lesser of $50,000 or 10% of the total salary and bonus during any reported year.

(3)	These restricted shares were issued in the respective recipient’s name and are held by Bally until the restrictions lapse. Bally has not paid cash dividends, however, were we to do so, we would pay dividends on restricted shares at the same rate paid on all other Bally common shares. The restrictions on these shares lapse four years after the date of issuance, upon a change in control (as defined in the 1996 Plan) of Bally, or the respective recipient’s death or termination of employment other than for cause. The restriction with respect to 100,000 of the shares issued to Mr. Toback in 2003 lapse solely upon a change in control of Bally. On December 31, 2004, the Named Executive Officers owned the number of shares set forth in the table below. The market value is based on the closing price of a Bally common share of $4.24 on December 31, 2004, the last trading day prior to the end of the 2004 fiscal year.

	Mr. Toback	Mr. Fanelli	Mr. Gaan	Mr. Morgan	Mr. Wildman

Number of shares	290,000	125,000	82,500	90,000	95,000
Market value	$1,229,600	$530,000	$349,800	$381,600	$402,800

During 2005, the acquisitions of Bally common stock by each of Liberation Investments Group, LLC, Liberation Investments Ltd., Liberation Investments, L.P. and Emmanuel R. Pearlman (“Liberation”) and Pardus Capital Management L.P. to levels in excess of 10% of Bally’s outstanding common stock constituted a “change in control” under the 1996 Long-Term Incentive Plan and the Inducement Plan, resulting in the lapse of the restrictions on all previously issued shares of restricted stock, including the shares set forth in the table above and 35,000 shares of restricted stock granted to Mr. Pearlman in 1998 while serving as a consultant to the Company. See Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Stockholders Who Own at Least 5% of Bally Common Stock.

(4)	Represents amounts matched by Bally in connection with participation in Bally’s savings plans.

(5)	Since March 28, 2005, William G. Fanelli has served as Senior Vice President of Planning and Development.

(6)	Includes a $25,000 bonus for serving as Acting Chief Financial Officer.

(7)	Since January 1, 2005, Cary A. Gaan has served as Senior Vice President, Special Counsel to the President.

(8)	Includes $750,000 paid in connection with Mr. Gaan’s resignation as Senior Vice President, Secretary and General Counsel pursuant to his amended employment agreement.

Employment Agreements

Employment Agreement with Paul Toback
      On August 24, 2004, Bally entered into an employment agreement with Mr. Toback to provide for him to continue as Bally’s President and Chief Executive Officer through December 31, 2007. The termination date under Mr. Toback’s prior employment agreement with Bally was December 31, 2005. Mr. Toback and Bally terminated the prior agreement and Bally did not incur any termination penalties in connection with the termination. As in the prior agreement, the term of this agreement will be automatically extended each year for an additional 12 months commencing December 31, 2007 unless either party provides notice of intent not to renew at least 90 days prior to the then-current termination date. The agreement provides for an annual base salary of $575,000, subject to increases at the discretion of Bally, an annual incentive payment of up to 70% of Mr. Toback’s base salary based on performance criteria established by the Board, a tax gross-up payment for income taxes relating to the vesting of restricted stock and additional perquisites.
      If Mr. Toback’s employment is terminated by the Company for other than cause and other than within two years following a change in control, he will be entitled to receive a lump sum payment equal to (i) the full amount of the annual bonus for the immediately preceding calendar year if such termination occurs prior to the payment of the bonus, (ii) a lump sum equal to two times the sum of Mr. Toback’s annual salary and target bonus, and (iii) compensation for any unused earned vacation days. In addition, his outstanding options and restricted stock will automatically become fully vested, the exercise period of his options will continue for the period he otherwise would have been able to exercise his options if he remained employed and he will be entitled to continued health coverage for a period equal to the period he was employed by the Company.
      In the event that Mr. Toback terminates his employment for good reason or the Company terminates his employment for other than cause within two years following a change in control, Mr. Toback will be paid (i) the full amount of the annual bonus for the immediately preceding calendar year if such termination occurs prior to the payment of the bonus, (ii) a lump sum equal to three times the sum of Mr. Toback’s annual salary and target bonus, and (iii) compensation for any unused earned vacation days. In addition, his outstanding options and restricted stock will automatically become fully vested, the exercise period of his options will continue for the period he otherwise would have been able to exercise his options if he remained employed, he will be entitled to continued health coverage for a period equal to the period he was employed by the Company and he will be entitled to outplacement services. If it is determined that any payment, distribution or benefit received by the executive from the Company pursuant to his agreement or any stock award or option plan would result in the imposition of excise tax, the Company will pay the executive an additional amount such that Mr. Toback will have sufficient funds, after paying all additional taxes, in order to pay that excise tax. In connection with the vesting of restricted stock in 2005, the Company made a tax gross-up payment to Mr. Toback of $838,777.
      In the event Mr. Toback resigns without good reason on or after July 1, 2005, he will be entitled to receive no less than 60% of the sum of his annual salary plus target annual bonus for the then-current calendar year, and may, upon Board approval, receive payment greater than 60% of the sum of his annual salary and target annual bonus upon giving ninety (90) days’ advance written notice of his resignation date. If Mr. Toback’s employment terminates on the expiration date of the agreement, other than for cause, he will be entitled to receive, one times his annual salary, payment of the full amount of his annual bonus for the immediately preceding calendar year if such termination occurs prior to the payment of the bonus, payment of his unused vacation days and medical benefits for a period of three years.

Employment Agreement with Cary Gaan
      On November 24, 2004, Bally entered into an amendment to the employment agreement with Mr. Gaan. The amendment provides that Mr. Gaan resigned his position as Senior Vice President, Secretary and General Counsel effective as of January 1, 2005, and assume the responsibilities and title of Senior Vice President, Special Counsel to the President at a reduced salary. Under the Amendment, Mr. Gaan received a payment in the amount he would have received had his employment agreement been terminated under Section 5(c) thereto, and he is not entitled to receive any further severance payments.

Employment Agreements with Other Senior Executives
      Bally has entered into employment agreements with Carl Landeck, Harold Morgan, Marc Bassewitz and Jim McDonald, effective as of March 28, 2005, January 1, 2005, January 1, 2005 and May 2, 2005, respectively, for terms of three years through December 31, 2007 with respect to Harold Morgan and Marc Bassewitz, for a term of approximately three and a half years through December 31, 2008 with respect to Carl Landeck, and for a term of approximately three years through May 1, 2008 with respect to Jim McDonald. The term of each employment agreement will be automatically extended each year for an additional 12 months on the anniversary date of the respective termination date unless either party provides notice of intent not to renew at least ninety (90) days prior to the then-current termination date. Bally in previous years entered into employment agreements with both William Fanelli and John Wildman, effective as of January 1, 2003 for a term of three years through December 31, 2005. Commencing January 1, 2005, the term of these older employment agreements shall be extended each day by one day to create a new one year term. At any time at or after January 1, 2005, Bally or either Mr. Fanelli or Mr. Wildman may deliver notice to the other party that the employment period shall expire on the last day of the one year period commencing on the date of delivery of such notice.
      The foregoing agreements provide for an annual base salary ($325,000 for both Mr. Fanelli and Mr. Wildman; $400,000 for Mr. Landeck; $350,000 for Mr. Morgan; $350,000 for Mr. Bassewitz; and $350,000 for Mr. McDonald), subject to increases at the discretion of Bally, and a bonus payable at the discretion of Bally. In the event of a termination of employment by the executive for good reason or by the Company for other than cause within two years following a change in control of Bally, the executive will be paid (i) the full amount of the annual bonus for the immediately preceding calendar year if such termination occurs prior to the payment of the bonus, plus (ii) a lump sum equal to two times the executive’s annual salary and target bonus, plus (iii) compensation for any unused earned vacation days. If it is determined that any payment, distribution or benefit received by the executive from the Company pursuant to his agreement or any stock award or option plan would result in the imposition of excise tax, the Company will pay the executive an additional amount related to the excise tax. In addition, Mr. Morgan may voluntarily end his employment within 120 days after Mr. Toback is no longer the Chief Executive Officer of the Company and be paid a lump sum equal to no less than 60% of the sum of his annual salary plus target annual bonus for the then-current calendar year, and may, upon Board approval, receive payment greater than 60% of the sum of his annual salary and target annual bonus upon giving sixty (60) days’ advance written notice of his resignation date. Mr. Morgan is also entitled to certain tax gross-up payments for income taxes relating to the vesting of his shares of restricted stock. In connection with the vesting of restricted stock in 2005, the Company made a tax gross-up payment to Mr. Morgan of $296,641. Mr. McDonald will also receive a guaranteed minimum bonus of $150,000 for fiscal 2005, payable in March 2006, and received a $25,000 signing bonus upon commencement of his employment. Mr. Landeck will also receive a guaranteed minimum bonus of $100,000 for fiscal 2005, payable in March 2006.
Termination of Payments to Lee Hillman and John Dwyer
      Effective December 11, 2002, Lee Hillman resigned as Chairman and Chief Executive Officer. Effective April 28, 2004, John Dwyer resigned as Executive Vice President, Chief Financial Officer and Director. In connection with the resignations of Mr. Hillman and Mr. Dwyer, each of them entered into a severance agreement with the Company. Mr. Hillman’s agreement provided that he would receive certain benefits through December 31, 2005. Mr. Dwyer’s agreement provided that he would be available to consult with the Company through December 31, 2005. On February 8, 2005, the Company announced that its Audit Committee investigation found multiple accounting errors in the Company’s financial statements and concluded that both Mr. Hillman, as the former Chief Executive Officer and Director, and Mr. Dwyer, as the former Chief Financial Officer, were primarily responsible. In addition, the investigation found, among other things, that certain accounting policies and positions were suggested and implemented without a reasonable empirical basis and concluded that Mr. Dwyer made a false and misleading statement to the SEC. As a result of these findings, the Company decided to make no further payments to either Mr. Hillman or Mr. Dwyer under each of the respective severance agreements.

1996 Long-Term Incentive Plan
      In January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Initially, 2,100,000 shares of common stock were reserved for issuance under the Incentive Plan. The Incentive Plan expires on January 3, 2006.
      In November 1997, June 1999, December 2000 and June 2002 the Incentive Plan was amended to increase the aggregate number of shares of common stock that may be granted under the Incentive Plan to an aggregate of 8,600,000 shares. At November 30, 2005, 59,461 shares of common stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.
      Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the common stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), generally in three equal annual installments commencing one year from the date of grant. Option grants in 2004, 2003 and 2002 have 10-year terms.
      Bally anticipates that, subject to approval by the Compensation Committee of the Board of Directors, a new 2006 Omnibus Equity Compensation Plan will be presented to the Bally stockholders for their consideration at the Annual Meeting of Stockholders in January 2006. The 2006 Omnibus Equity Compensation Plan is expected to be an omnibus plan providing for a variety of possible forms of equity compensation, which may include stock options (nonqualified and/or incentive stock options), stock appreciation rights, restricted stock (service-and/or performance-vesting), restricted stock units (service- and/or performance-vesting), other stock-based awards and dividend equivalent rights.
      There were no grants made to the Named Executive Officers under the 1996 Long-Term Incentive Plan in 2004. Effective as of March 8, 2005, the Company’s Compensation Committee approved the grant of a total of 395,000 stock options and 245,000 shares of restricted stock under the Company’s 1996 Long-Term Incentive Plan to the named executive officers as of December 31, 2004, relating to 2004. The exercise price of the stock options was set at a 20% premium to the closing price of the Company’s common stock on the NYSE at March 7, 2005. Effective as of November 29, 2005, having not previously made any grants in respect of 2005, the Company’s Compensation Committee approved the grant of a total of 150,000 stock options and 330,000 shares of restricted stock under the Company’s 1996 Long-Term Incentive Plan to the named executive officers as of December 31, 2004. The exercise price of the stock options was set at $7.01, the closing price of the Company’s common stock on the NYSE at November 28, 2005.
Management Retirement Savings Plan
      The Bally Total Fitness Holding Corporation Management Retirement Savings Plan (the “Retirement Plan”) was a deferred compensation plan designed to permit a select group of management or highly compensated employees to enhance the security of themselves and their beneficiaries following retirement or other termination of their employment. The Retirement Plan was intended to be an unfunded “employee pension benefit plan” under the Employee Retirement Income Security Act of 1974, as amended, and was maintained by Bally. The Board, in its sole discretion, designated those members of management or highly compensated employees who were eligible to participate in the Retirement Plan.
      The Company terminated the Retirement Plan as of August 23, 2004, per the decision of a majority of participants. In accordance with its agreements, Bally funded the matching contributions for 2003 to each participant’s account and no matching contributions were made for 2004. In addition, as of August 23, 2004, all matching contributions (whether vested or unvested at the time) became 100% vested. As a result, all monies in the plan were distributed to the participants. The distribution was not subject to the 10% withdrawal penalty but the monies distributed were classified as taxable income to each participant for the year 2004 as required by the Internal Revenue Service. Income received from the plan did not meet the government requirements for rollover into an IRA, 401(k) or other tax deferred retirement savings due to the “nonqualified” nature of the Retirement Plan.
Annual Incentive Compensation for Fiscal Year 2004
      The Company provides annual cash incentive compensation (the “Cash Bonus”) for executive officers and other employees in accordance with the established methodologies approved by the Compensation Committee. The purpose of the Cash Bonus is to provide an additional performance incentive for certain senior executive and other key employees of Bally (the “Participants”), as determined by the Compensation Committee and based upon the recommendation of Bally’s management.
      Each Participant has an annual target Cash Bonus amount that is a percentage of his or her base salary. For 2004, the Compensation Committee set target Cash Bonus levels consistent with prior years at 70% of base salary for the CEO and 50% of base salary for senior vice presidents. Fifty percent of the Cash Bonus was paid in accordance with achievement of financial performance targets, consisting of a percentage of EBIDTA and gross committed revenues, as defined by the Compensation Committee, and 50% of the Cash Bonus was paid in accordance with the achievement of personal performance targets, as defined by the Compensation Committee. Consistent with prior years, the actual Cash Bonus payments may range from 0% to 150% of the target Cash Bonus level, depending on the level of achievement versus the established goals. For the 2004 bonus, the Company paid the following Cash Bonuses under the plan: $400,000 to Mr. Toback; $175,000 to Mr. Fanelli; $100,000 to Mr. Gaan; $175,000 to Mr. Wildman; and $175,000 to Mr. Morgan. The Cash Bonus amounts for 2004 were awarded on March 8, 2005.
Stock Option Grants
      No grants were made in fiscal 2004. As described above, on March 8, 2005, the Company’s Compensation Committee approved stock option grants, including the grant of 395,000 options under the Company’s 1996 Long-Term Incentive Plan to the named executive officers as of December 31, 2004. The exercise price of the options was set at a 20% premium to the closing price of the Company’s common stock on the NYSE at March 7, 2005.
Stock Option Exercises
      The following table sets forth certain information concerning exercises of stock options during 2004 by each of the Named Executive Officers and their stock options outstanding as of December 31, 2004. There have been no stock appreciation rights granted by Bally to date.
Aggregated Option Exercises in Last Fiscal Year and Option Values at End of Last Fiscal Year

			Number of Securities		Value of
			Underlying Unexercised		Unexercised In-the-Money
			Options at		Options at
	Shares		December 31, 2004		December 31, 2004(1)
	Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	($)	(#)	(#)	($)	($)

Paul A. Toback	0	0	186,668	303,332	0	0
Cary A. Gaan(2)	0	0	100,000	105,000	0	0
William G. Fanelli(3)	0	0	175,000	140,000	1,725	0
John H. Wildman	0	0	165,000	140,000	4,025	0
Harold Morgan	0	0	155,000	160,000	4,025	0

(1)	Based on the closing price of common stock on the New York Stock Exchange on December 31, 2004, which was $4.24 per share.

(2)	Cary A. Gaan served as Senior Vice President, Secretary and General Counsel of the Company from 1977 through December 31, 2004. Mr. Gaan currently serves as Senior Vice President, Special Counsel to the President.

(3)	William G. Fanelli served as acting Chief Financial Officer from April 2004 through March 2005. Mr. Fanelli currently serves as Senior Vice President, Planning and Development.
Compensation of Directors
      In 2004, members of the Board who were also employees of Bally did not receive any additional compensation for service on the Board or any committees of the Board. Members of the Board who were not employees of Bally received an annual retainer of $30,000, a $2,000 stipend for each Board meeting attended and $1,000 for each committee meeting attended (providing such committee meeting was not scheduled in conjunction with a Board meeting). Non-employee directors also received additional stipends for service on committees of the Board of $1,000 per year for committee members or $2,000 per year for committee chairman. Also, pursuant to Bally’s 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee director of Bally is granted an option to purchase 5,000 shares of common stock upon the commencement of service on the Board, with another option to purchase 5,000 shares of common stock granted on the second anniversary thereof. Additional grants of options may be made from time to time pursuant to the Directors’ Plan. Options under the Directors’ Plan are generally granted with an exercise price equal to the fair market value of the common stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term.
Compensation Committee Interlocks and Insider Participation
      During 2004, the following directors (none of whom was or had been an officer or employee of the Company or any of its subsidiaries) served on the Company’s Compensation Committee: John W. Rogers, Jr., Barry M. Deutsch (since May 2004), Martin Franklin (resigned April 2004), J. Kenneth Looloian, James F. McAnally and Stephen C. Swid (resigned August 2005). There were no interlocks during 2004 with other companies within the meaning of the SEC’s rules.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      In general, “beneficial ownership” includes those shares a stockholder has the power to vote or transfer and stock options or warrants that are exercisable currently or within 60 days. Unless otherwise indicated, all information with respect to ownership of common stock is as of November 29, 2005. On November 29, 2005, Bally had outstanding 37,940,480 shares of common stock.

Beneficial Ownership of Directors and Executive Officers
      The following table shows the number of shares of Bally common stock beneficially owned by the directors, Named Executive Officers and all directors and executive officers as a group as of November 29, 2005. The “Common Shares Owned” column includes, in certain circumstances, shares of common stock held in the name of the director’s or executive officer’s spouse, minor children, or relatives sharing the director’s or executive officer’s home, the reporting of which is required by applicable rules of the SEC, but as to which shares of common stock the director or executive officer may have disclaimed beneficial ownership. As used in the following tables, an asterisk in the Percentage of Outstanding Stock column means less than 1%.

	Common	Options	Total	Percentage of
	Shares	Exercisable	Beneficial	Outstanding
Beneficial Owner	Owned(1)	Within 60 Days	Ownership	Stock*

Paul A. Toback(1)	556,803	253,334	810,137	2.1%
William Fanelli(1)	230,967	215,000	445,967	1.2%
Cary Gaan(1)	143,103	140,000	283,103	**
Harold Morgan(1)	256,921	195,000	451,921	1.2%
John H. Wildman(1)	245,000	205,000	450,000	1.2%
Barry M. Deutsch	5,300	1,667	6,967	**
Eric Langshur	—	1,667	1,667	**
J. Kenneth Looloian	5,000	20,000	25,000	**
James F. McAnally, M.D.	12,500	20,000	32,500	**
John W. Rogers, Jr.	10,000	3,333	13,333	**
All Directors and executive officers as a group (14 persons)(2)	2,033,844	1,146,667	3,180,511	8.4%

*	Based on 37,940,480 shares of common stock outstanding, after giving effect to the grant of 709,500 restricted shares under the Company’s 1996 Long-Term Incentive Plan and Employment Inducement Award Equity Incentive Plan, on November 29, 2005.

**	Less than 1% of the outstanding common stock.

(1)	For Named Executive Officers, includes shares previously held as nontransferable restricted shares, as to which restrictions lapsed in 2005. See Item 11 — Executive Compensation — Summary Compensation Table — Note 3.

(2)	As of November 29, 2005, Julie Adams (Senior Vice President, Membership Services), Marc D. Bassewitz (Senior Vice President and General Counsel), Carl J. Landeck (Senior Vice President and Chief Financial Officer) and James A. McDonald (Senior Vice President and Chief Marketing Officer) owned 93,250, 165,000, 155,000 and 155,000 shares of common stock, respectively, and 165,000, 73,000, 98,000 and 43,000 options, respectively.

Stockholders Who Own at Least 5% of Bally Common Stock
      The following table shows all persons we know to be the beneficial owners of more than 5% of Bally common stock as of November 29, 2005:

	Total Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Outstanding Stock(1)

Pardus Capital Management L.P.(2)(3)	5,087,692	13.4%
1001 Avenue of the Americas, Suite 1100
New York, New York 10018
Emmanuel R. Pearlman(2)(4)	4,134,450	10.9%
Liberation Investments Group LLC(2)(4)
Liberation Investments Ltd.(2)(4)
Liberation Investments, L.P.(2)(4)
11766 Wilshire Blvd. Suite #870
Los Angeles, CA 90025
Mark J. Wattles(2)(5)	3,425,100	9.0%
Wattles Capital Management, LLC(2)(5)
7945 W. Sahara #205
Las Vegas, NV 89117
Columbia Wanger Asset Management,
L.P.(“WAM”)(2)(6)	2,350,000	6.2%
WAM Acquisition GP, Inc., the general partner of WAM(2)(6)
Columbia Acorn Trust(2)(6)
227 West Monroe Street, Suite 3000,
Chicago, IL 60606
Dimensional Fund Advisors Inc.(2)(7)	2,297,400	6.1%
1299 Ocean Ave, 11th Flr,
Santa Monica, CA 90401
Everest Capital Limited(2)(8)	2,047,724	5.4%
The Bank of Butterfield Building
65 Front Street, 6th Floor,
P.O. Box HM2458
Hamilton HMJX Bermuda

(1)	The Company had 37,940,480 common shares outstanding as of November 29, 2005. The “Percent of Outstanding Stock” was calculated by using the disclosed number of beneficially owned shares by the applicable beneficial owner and related entities, as a group, as the numerator and the number of the Company’s outstanding common shares as of November 29, 2005 as the denominator.

(2)	Represents a beneficial owner of more than 5% of the common stock based on the owner’s reported ownership of shares of common stock in filings made with the Securities and Exchange Commission pursuant to Section 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934, as amended and the attendant regulations. Information with respect to each beneficial owner is generally as of the date of the most recent filing by the beneficial owner with the SEC and is based solely on information contained in such filings.

(3)	Pardus European Special Opportunities Master Fund L.P., a limited partnership formed under the laws of the Cayman Islands (the “Fund”), is the holder of 5,087,692 shares of common stock. Pardus Capital Management, L.P. (“PCM”), a Delaware limited partnership, serves as the investment manager of the Fund and possesses sole power to vote and direct the disposition of all the shares held by the Fund. PCM is deemed to beneficially own 5,087,692 shares of common stock.

(4)	Liberation Investments, L.P. (“LILP”), a Delaware limited partnership, is the beneficial owner of 2,662,963 shares of common stock. Liberation Investments Ltd. (“LILtd”), a private offshore investment corporation, is the beneficial owner of 1,436,487 shares of common stock. Mr. Pearlman is the direct beneficial owner of 35,000 shares of common stock, which vested upon the acquisition by Liberation of in excess of 10% of the common stock of the Company on May 4, 2005. Liberation Investment Group LLC (“LIG”), the general partner of LILP and discretionary investment adviser to LILtd, and Mr. Pearlman, the General Manager, Chief Investment Officer and majority member of LIG, are indirect beneficial owners of the shares held by LILP and LILtd.

(5)	Mark J. Wattles is the sole member and manager of Wattles Capital Management, LLC, a Delaware limited liability company, and owns 100% of its membership interests.

(6)	Columbia Acorn Trust is an Investment Company under Section 8 of the Investment Company Act of 1940. WAM is an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940; WAM Acquisition GP, Inc. is the General Partner of the Investment Adviser.

(7)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power and may be deemed to be the beneficial owner of the shares. Dimensional disclaims beneficial ownership of such securities.

(8)	Everest Capital Limited is a Bermuda company.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
      The following table sets forth, as of December 31, 2004, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plans approved by stockholders(1)	4,452,341	$15.47	1,527,042

Total	4,452,341	$15.47	1,527,042

(1)	The number of securities remaining for future issuance at December 31, 2004 consisted of 1,512,042 shares issuable under the Company’s 1996 Long-Term Incentive Plan and 15,000 shares under the Company’s 1996 Non-Employee Directors’ Stock Option Plan. In November 1997, June 1999, December 2000 and June 2002, the 1996 Long-Term Incentive Plan was amended to increase the aggregate amount of shares outstanding that may be granted to an aggregate of 8,600,000. The first two amendments, which increased the number of shares subject to the plan by a total of 2,500,000, were approved by the Company’s stockholders.
      See Business — Recent Developments — Grants under the 1996 Long-Term Incentive Plan and — Inducement Plan for descriptions of grants made under the plan in 2005 and the Inducement Plan adopted by the Company’s Compensation Committee on March 8, 2005. For a description of the other material features of our other equity compensation plans, see Notes 16 and 17 of Notes to our accompanying consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions
Certain Transactions
      During 2004, Bally paid approximately $3.3 million for goods and services from a company which employed a relative of Mr. Wildman. Bally believes that the terms of these arrangements were at least as favorable to Bally as those which could be obtained from unrelated parties.

Item 14.	Principal Accountant Fees and Services
Fees Paid to the Principal Accountant-2004
      As discussed in Item 1, Business, and 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, KPMG LLP was named our independent registered public accounting firm in May 2004. The table below sets forth all fees paid or accrued for the services of KPMG LLP in 2004:

Audit fees:(1)	$7,988,800
Audit-related fees:(2)	37,750

Total audit and audit-related fees	$8,026,550
Tax fees	0
All other fees:(3)	0

Total fees	$8,026,550

(1)	Audit fees include work performed in connection with the audit of the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. It also includes fees for professional services that are normally provided by our registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit related fees include work performed in connection with separate audits of subsidiaries and affiliated entities not required by statute or regulation.
Fees Paid to the Principal Accountant-2003
      As discussed in items 1, Business, and 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, Ernst and Young LLP resigned as our independent registered public accounting firm effective May 10, 2004. During 2004, Ernst and Young LLP had reviewed our interim condensed consolidated financial statements for the quarter ended March 31, 2004. Fees were paid to Ernst and Young LLP for the above services during 2003 and through the date of their resignation as our independent registered public accounting firm.

Audit fees:(1)	$1,844,000
Audit-related fees:(2)	24,000

Total audit and audit-related fees	$1,868,000
Tax fees	0
All other fees:(3)	2,500

Total fees	$1,870,500

(1)	Audit fees include work performed in connection with the audit of the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. It also includes fees for professional services that are normally provided by our registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit related fees include work performed in connection with separate audits of subsidiaries and affiliated entities not required by statute or regulation.

(3)	All other fees consist of a subscription to EY On-Line, an accounting research tool.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
      The Audit Committee has responsibility for retaining, setting fees, and overseeing the work of the registered public accounting firm. The retention of the firm is subject to stockholder ratification. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the registered public accounting firm. The Audit Committee has delegated pre-approval authority to the chairman of the committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee as a whole.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
      An “Index to Financial Statements and Financial Statement Schedules” has been filed as a part of this Report beginning on page F-1 and is incorporated in this Item 15 by reference.
Exhibits
      An “Exhibit Index” has been filed as a part of this Report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: November 30, 2005	By:	/s/ Paul A. Toback -------------------------------------------------------- Paul A. Toback Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: November 30, 2005		/s/ Paul A. Toback

	By:	Paul A. Toback Chairman, President and Chief Executive Officer (principal executive officer)

Dated: November 30, 2005		/s/ Carl J. Landeck

	By:	Carl J. Landeck Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

Dated: November 30, 2005

	By:	J. Kenneth Looloian Director

Dated: November 30, 2005		/s/ James F. McAnally, M.D.

	By:	James F. McAnally, M.D. Director

Dated: November 30, 2005		/s/ John W. Rogers, Jr.

	By:	John W. Rogers, Jr. Director

Dated: November 30, 2005		/s/ Barry M. Deutsch

	By:	Barry M. Deutsch Director

Dated: November 30, 2005		/s/ Eric Langshur

	By:	Eric Langshur Director

BALLY TOTAL FITNESS HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation:
      We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2003 and for the year ended December 31, 2002. These consolidated financial statements were previously audited by other auditors.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bally Total Fitness Holding Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
November 29, 2005

BALLY TOTAL FITNESS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

		(As Restated
		See Note 2)
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$19,177	$13,640
Deferred income taxes	471	—
Other current assets	30,239	33,856

Total current assets	49,887	47,496
Property and equipment, net	361,863	392,900
Goodwill, net	41,698	41,659
Trademarks, net	9,933	10,599
Intangible assets, net	7,909	10,009
Deferred income taxes	—	90
Other assets	28,279	45,593

	$499,569	$548,346

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51,373	$62,864
Income taxes payable	1,399	—
Deferred income taxes	—	836
Accrued liabilities	111,226	129,406
Current maturities of long-term debt	22,127	25,393
Deferred revenues	323,271	338,005

Total current liabilities	509,396	556,504
Long-term debt, less current maturities	737,432	704,678
Deferred rent liability	101,911	101,396
Deferred income taxes	1,637	—
Other liabilities	21,580	20,995
Deferred revenues	601,889	609,881

Total long-term liabilities	1,464,449	1,436,950

	1,973,845	1,993,454
Stockholders’ equity (deficit):
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued
Series A Junior Participating; 602,000 shares authorized; none issued
Common stock, $.01 par value; 60,200,000 shares authorized; 34,682,344 and 34,704,273 shares issued	347	347
Contributed capital	647,367	647,832
Accumulated deficit	(2,106,391)	(2,076,135)
Unearned compensation (restricted stock)	(1,567)	(3,760)
Common stock in treasury, at cost, 668,539 shares	(11,635)	(11,635)
Accumulated other comprehensive income	(2,397)	(1,757)

Total stockholders’ equity (deficit)	(1,474,276)	(1,445,108)

	$499,569	$548,346

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

		(As	(As
		Restated	Restated
		See Note	See Note
		2)	2)
	(In thousands, except share data)
Net revenues:
Membership services	$975,982	$929,866	$864,719
Retail products	53,340	55,266	53,757
Miscellaneous	18,666	17,739	19,371

	1,047,988	1,002,871	937,847
Operating costs and expenses:
Membership services	732,741	726,231	705,244
Retail products	54,496	57,493	59,148
Advertising	61,602	53,503	54,053
General and administrative	75,977	53,646	51,230
Impairment of goodwill and other intangibles	405	54,505	1,619
Asset impairment charges	14,772	19,605	18,258
Depreciation and amortization	69,779	76,767	82,161

	1,009,772	1,041,750	971,713

Operating income (loss)	38,216	(38,879)	(33,866)
Other income (expense):
Interest expense, net	(67,201)	(62,585)	(59,671)
Foreign exchange gain (loss)	1,578	2,371	731
Other, net	(1,998)	(2,479)	(566)

	(67,621)	(62,693)	(59,506)

Income (loss) from continuing operations before income taxes	(29,405)	(101,572)	(93,372)
Income tax benefit (provision)	(851)	(1,102)	(696)

Income (loss) from continuing operations	(30,256)	(102,674)	(94,068)
Discontinued operations
Loss from discontinued operations	—	(981)	(1,821)
Loss on disposal	—	(1,699)	—

Loss from discontinued operations	—	(2,680)	(1,821)

Income (loss) before cumulative effect of changes in accounting principles	(30,256)	(105,354)	(95,889)
Cumulative effect of change in accounting principle, net	—	(626)	(5,036)

Net income (loss)	$(30,256)	$(105,980)	$(100,925)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.92)	$(3.14)	$(2.92)
Loss from discontinued operations	—	(0.08)	(0.06)
Cumulative effect of change in accounting principle	—	(0.02)	(0.16)

Net income (loss) per common share	$(0.92)	$(3.24)	$(3.14)

Average common shares outstanding	32,838,811	32,654,738	32,163,019
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.92)	$(3.14)	$(2.92)
Loss from discontinued operations	—	(0.08)	(0.06)
Cumulative effect of change in accounting principle	—	(0.02)	(0.16)

Net income (loss) per common share	$(0.92)	$(3.24)	$(3.14)

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
							Other	Total
						Common	Comprehensive	Stockholders’
	Common Stock	Par	Contributed	Accumulated	Unearned	Stock in	Income	Equity
	Shares	Value	Capital	Deficit	Compensation	Treasury	(Loss)	(Deficit)

	(In thousands, except share data)
Balance at December 31, 2001 (as previously reported)	32,380,557	$329	$657,546	$(142,829)	$(26,559)	$(10,775)	$—	$477,712
Adjustment to previously reported amounts (see Note 2)	—	—	(30,082)	(1,726,401)	26,559	—	(425)	(1,730,349)

Balance at December 31, 2001 (restated)	32,380,557	329	627,464	(1,869,230)	—	(10,775)	(425)	(1,252,637)
Net loss (restated)	—	—	—	(100,925)	—	—	—	(100,925)
Cumulative translation adjustment	—	—	—	—	—	—	79	79

Total comprehensive loss								(100,846)
Exercise of warrants	250,000	3	2,510	—	—	—	—	2,513
Issuance of common stock for acquisitions of businesses	382,827	4	8,851	—	—	—	—	8,855
Restricted stock activity	110,000	1	925	—	—	—	—	926
Issuance of common stock under stock purchase and option plans	124,541	1	2,992	—	—	—	—	2,993
Purchase of common stock	(54,500)	—	—	—	—	(860)		(860)

Balance at December 31, 2002 (as restated, see Note 2)	33,193,425	338	642,742	(1,970,155)	—	(11,635)	(346)	(1,339,056)
Net loss (restated)	—	—	—	(105,980)	—	—	—	(105,980)
Cumulative translation adjustment	—	—	—	—	—	—	(1,411)	(1,411)

Total comprehensive loss	—	—	—	—	—	—	—	(107,391)
Restricted stock activity	707,500	7	4,360	—	(3,760)	—	—	607
Issuance of common stock under stock purchase and option plans	134,809	2	730	—	—	—	—	732

Balance at December 31, 2003 (as restated, see Note 2)	34,035,734	347	647,832	(2,076,135)	(3,760)	(11,635)	(1,757)	(1,445,108)
Net loss	—	—	—	(30,256)	—	—	—	(30,256)
Cumulative translation adjustment	—	—	—	—	—	—	(640)	(640)

Total comprehensive loss								(30,896)
Restricted stock activity	(137,500)	(1)	(1,071)	—	2,193	—	—	1,121
Issuance of common stock under stock purchase and option plans	115,571	1	606	—	—	—	—	607

Balance at December 31, 2004	34,013,805	$347	$647,367	$(2,106,391)	$(1,567)	$(11,635)	$(2,397)	$(1,474,276)

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

			(As Restated
		(As Restated	See Note 2)
		See Note 2)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change in accounting principle	$(30,256)	$(105,354)	$(95,889)
Adjustments to reconcile to cash provided by operating activities —
Depreciation and amortization, including amortization included in interest expense	73,198	80,370	85,928
Changes in operating assets and liabilities	(24,473)	36,187	77,574
Deferred income taxes, net	420	413	326
Write-off of debt issuance costs	1,589	2,562	—
Write-off of discontinued operations	—	1,699	—
Impairment of long-lived assets	15,177	74,110	19,877
Loss on write-off of assets	925	—	—
Foreign currency translation (gain)/loss	(1,578)	(2,371)	(731)
Stock-based compensation	1,122	607	926
Other	—	1,654	1,213

Cash provided by operating activities	36,124	89,877	89,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(49,740)	(47,942)	(78,685)
Purchases of real estate	—	—	(11,510)
Acquisitions of businesses, net of cash acquired	(501)	(269)	(6,610)

Cash used in investing activities	(50,241)	(48,211)	(96,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit agreement	154,000	(28,500)	31,500
Borrowings of other long-term debt	—	242,191	136,813
Repayments of other long-term debt	(130,521)	(242,151)	(159,013)
Debt issuance and refinancing costs	(4,862)	(10,414)	(1,505)
Proceeds from exercise of warrants	—	—	2,513
Stock purchase and option plans	606	732	1,780
Purchases of common stock for treasury	—	—	(860)

Cash provided by (used in) financing activities	19,223	(38,142)	11,228

Increase in cash	5,106	3,524	3,647
Effect of exchange rate changes on cash balance	431	(2,011)	444
Cash, beginning of year	13,640	12,127	8,036

Cash, end of year	$19,177	$13,640	$12,127

See accompanying notes to consolidated financial statements.

	Year Ended December 31,

	2004	2003	2002

			(As Restated
		(As Restated	See Note 2)
		See Note 2)
	(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Changes in operating assets and liabilities, net of effects from acquisitions or sales, were as follows —
Decrease (increase) in other current and other assets	$25,658	$9,333	$15,916
Increase (decrease) in accounts payable	(11,859)	10,846	554
Increase (decrease) in income taxes payable	1,399	(1,019)	323
Increase (decrease) in accrued and other liabilities	(39,671)	17,027	60,781

	$(24,473)	$36,187	$77,574

Cash payments for interest and income taxes were as follows —	$63,142	$48,230	$53,936
Interest paid	(993)	(1,086)	(2,942)
Interest capitalized	(1,045)	1,964	403
Income taxes (refund)/paid, net
Investing and financing activities exclude the following non-cash transactions —
Acquisition of property and equipment through capital leases/borrowings	$5,384 —	$9,474 —	$11,548 8,855
Acquisitions of businesses with common stock
Debt, including assumed debt, related to acquisitions of businesses	—	—	2,846
See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands, except share data)

Note 1	Summary of Significant Accounting Policies
      Description of Business: Bally Total Fitness Holding Corporation (the “Company”), through its subsidiaries, is a nationwide commercial operator of fitness centers. As of December 31, 2004, the Company operated four hundred sixteen facilities, located in twenty-nine states and Canada. Additionally, twenty-four clubs are operated pursuant to franchise and joint venture agreements in the United States, Mexico, Asia, and the Caribbean. All significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.
      Principles of Presentation and Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. All significant intercompany balances and transactions have been eliminated in consolidation.
      The Company has prepared the consolidated financial statements on the basis that the Company will continue as a going concern. As discussed in Note 21, the Company has retained J.P. Morgan Securities Inc. and The Blackstone Group to explore strategic alternatives, including potential equity transactions or the sale of businesses or assets.
      Use of Estimates: The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make extensive use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimates of future cash flows associated with assets, useful lives of depreciable and amortizable assets, expected member attrition, future taxable income, future cash flows resulting from retained risk arrangements and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances in making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      Cash: The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.
      Property and Equipment: Property and equipment are stated at cost. Property and equipment acquired in business combinations are recorded at their estimated fair values on the date of acquisition under the purchase method of accounting. Equipment under capital leases is stated at the present value of the minimum lease payments. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred.
      Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over 35 years and useful lives for equipment and furnishings range from 3 to 15 years. Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Depreciation of construction in progress is not recorded until the assets are placed into service. Depreciation of property and equipment amounted to $67,303, $70,092 and $73,253 for 2004, 2003 and 2002, respectively.
      The Company adopted FASB Statement No. 144 on January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
However, FASB Statement No. 144 retains the fundamental provisions of FASB Statement No. 121 for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of; however, it maintains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of a company that either has been disposed of or is classified as held for sale. Although it expanded the use of discontinued operations, the Statement eliminates the previous practice of accruing all future operating losses associated with the disposal. It also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception of not consolidating a subsidiary for which control is likely to be temporary.
      Under FASB Statement No. 144, the Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. The Company measures the amount of impairment of other long-lived assets (excluding goodwill) by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows. The Company presents an impairment charge as a separate line item within income (loss) from continuing operations in the Company’s consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, the Company includes the impairment charge, on a net-of-tax basis, within the results of discontinued operations. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed.
      Primary indicators of impairment include significant declines in the operating results or an expectation that a long-lived asset may be disposed of before the end of its useful life. Impairment is assessed at a club operation level, which is the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets. Costs to reduce the carrying value of long-lived assets are separately identified in the Statements of Operations as “Asset impairment charges.” See Note 7 of Notes to Consolidated Financial Statements for a description of asset impairment charges recorded in 2004, 2003 and 2002.
      Asset Retirement Obligations: The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” in 2003. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. The Company determined that certain obligations under lease agreements for club locations meet the scope requirements of SFAS No. 143 and, accordingly, determined the fair value of our obligation in accordance with the statement. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is not significant.
      Software for Internal Use: Certain costs incurred related to software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
are expensed as incurred, while costs relating to application development are capitalized. Qualifying software development costs are included as an element of property and equipment in the consolidated balance sheets. The Company amortizes such software costs over the shorter of the estimated useful life of the software or five years.
      Goodwill and Other Intangible Assets: The Company’s intangible assets are comprised principally of goodwill, member relationships, leasehold rights and certain trademarks. Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which consist of certain trademarks, are not amortized, but instead tested for impairment at least annually.
      The transitional provisions of SFAS No. 142 required the Company to assess whether goodwill was impaired as of January 1, 2002. The fair values of the Company’s reporting units are determined primarily using estimates of future cash flows. As a result of this transitional impairment test, and based on the methodology adopted, the Company determined that the carrying value of one reporting unit was in excess of its estimated fair value. Accordingly, the goodwill attributable to this reporting unit was written down by $5,036 (net of tax of nil), and has been reflected in the consolidated statement of operations as of January 1, 2002 as a cumulative effect of a change in accounting principle.
      In addition to the transitional goodwill impairment test as of January 1, 2002, the Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, a significant long-term adverse change in the business climate that is expected to cause a substantial decline in membership, or a significant change in the delivery of health and fitness services that results in a substantially more cost effective method of delivery than health clubs. The Company tested to determine if the fair value of each of its reporting units was in excess of its respective carrying values at December 31, 2004, 2003 and 2002, for purposes of the annual impairment test. In 2003, it identified that the carrying values of three of its reporting units were greater than their fair value. Accordingly, the goodwill attributable to these reporting units was written down by $42,062 (net of tax of nil), and has been reflected in the 2003 consolidated statement of operations. In addition, in 2002, the Company identified that the carrying value of two of its reporting units were greater than their fair values and the goodwill attributable to these reporting units was written down by $1,514.
      Effective January 1, 2002, the Company had unamortized goodwill in the amount of $80,740, which is no longer being amortized. This amount is inclusive of the transitional impairment of $5,036.
      Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
      The Company considers future taxable income, the scheduled reversal of deferred tax liabilities, and ongoing tax strategies in assessing the need for a valuation allowance with respect to its deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to a level which management believes more likely than not will be realized.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      Deferred Financing Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. The costs incurred in 2004 related to the execution of a waiver with respect to certain of the Company’s debt covenants. During the years ended December 31, 2004, 2003, and 2002 the Company recognized related amortization expense of $3,400, $3,600, and $3,800, respectively.
      Other Current Assets: Other assets consist primarily of inventory and prepaid rent and other prepaid expenses, including advertising expenses and other. Inventory consists primarily of nutritional products, apparel and other retail products. Inventory is valued at the lower of cost or market. Advertising costs are charged to expense as incurred, or in the case of television commercial productions, upon the first airing.
      Fair Values of Financial Instruments: FASB Statement No. 107, “Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Our financial instruments consist mainly of accounts payable, income taxes payable, accrued liabilities, and long-term debt. The carrying amounts of these items exclusive of the Company’s 9 7/8 Senior Subordinated Notes due 2007 (“Senior Subordinated Notes”) approximate fair market value due to either the short-term maturity of these instruments or the close approximation between current fair market value and carrying value. We determined the fair value of our Senior Subordinated Notes by using quoted market prices.
      The Company determined that the fair value of the Senior Subordinated Notes at December 31, 2004 was $256,065 compared to a carrying value of $297,750, and the fair value at December 31, 2003 was $271,449 compared to a carrying value of $298,297. Since considerable judgment is required in interpreting market information, the fair value of the Senior Subordinated Notes is not necessarily indicative of the amount which could be realized in a current market exchange.
      Revenue Recognition: The Company’s principal sources of revenue include membership services, principally health club memberships and personal training services, and the sale of nutritional products. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and, (iv) collectability is reasonably assured. With respect to health club memberships and personal training , the Company relies upon a signed contract between the Company and the customer as the persuasive evidence of a sales arrangement. Delivery of health club services extends throughout the term of membership. Delivery of personal training services occurs when individual personal training sessions have been rendered.
      The Company receives membership fees and monthly dues from its members. Membership fees, which customers often finance, become customer obligations upon contract execution and after a “cooling off” period of three to fifteen calendar days depending on jurisdiction, while monthly dues become customer obligations on a month-to-month basis as services are provided. Membership fees and monthly dues are recognized at the later of when collected or earned.
      Membership fees and monthly dues collected but not earned are included in deferred revenue. Members typically commit to a membership term of between 12 and 36 months. The majority of these contracts are 36 month contracts. Contracts generally include a member’s right to renew the membership at a discount compared to the monthly payments made during the initial membership term.
      Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership life is estimated at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. The Company’s estimates of membership life were up to three hundred sixty months during 2002, 2003, and

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
2004. Because of the discount in monthly payments made during the renewal term when compared to monthly payments made in the initial membership term, the estimate of membership term impacts the amount of revenue deferred in the initial membership term. Changes in member behavior, competition, and Company performance may cause actual attrition to differ significantly from estimated attrition, which may have a material affect on reported revenues during the period the estimate changes.
      At December 31, 2004, 2003 and 2002 approximately 61% of members were in the non-obligatory renewal period of membership. Renewal members can cancel their membership at any time prior to their monthly or annual due date. Membership revenue from members in renewal include monthly dues paid to maintain their membership, as well as amounts paid during the initial period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.
      “Pay-as-you-go” members can cancel their membership at any time prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated member life. Member life is currently estimated at 9 months for pay-as-you-go members.
      Personal training and other services are provided at most of the Company’s fitness centers. Revenue related to personal training services is recognized when the four criteria of recognition described above are met, which is generally upon rendering. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected over periods generally through three months after an initial payment. Collections of amounts related to paid-in-full personal training services contracts, are deferred and recognized as personal training services are rendered. Revenue related to personal training contracts that have been financed is recognized at the later of cash receipt, or the rendering of personal training services.
      Sales of nutritional products and other fitness-related products occur primarily through the Company’s in-club retail stores and are recognized upon delivery to the customer, generally at point of sale. Revenue recognized in the accompanying consolidated statement of operations as “miscellaneous” includes amounts earned as commissions in connection with a long-term licensing agreement related to the third-party sale of Bally branded fitness equipment. Such amounts are recognized prior to collection based on commission statements from the licensee. Other amounts included in miscellaneous revenue are recorded upon receipt and include franchising fees, facility rental fees, locker fees, late charges and other marketing fees pursuant to in-club promotion agreements.
      The Company enters into contracts that include a combination of (i) health club services, (ii) personal training services, and (iii) nutritional products. In these multiple element arrangements, health club services are typically the last delivered service. The Company accounts for these arrangements as single units of accounting because they do not have objective and reliable evidence of the fair value of health club services. Revenue related to these multiple element arrangements is earned on a straight-line basis over the longer of the contractual term or the estimated membership term.
      In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”). In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21, which provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service, is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Effective July 1, 2003, the Company adopted Issue 00-21 on a prospective basis. Under Issue 00-21, elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. As the Company does not have objective and reliable evidence of the fair value of health club services and treats

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
these arrangements as single units of accounting, the adoption of Issue 00-21 did not have an impact on the Company’s financial statements.
      Costs related to acquiring members and delivering membership services are expensed as incurred.
      Derivative Financial Instruments: The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate volatility. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not classified as qualifying hedging instruments are adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated and qualify as effective hedges are recorded either in accumulated other comprehensive loss or through earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings.
      SFAS No. 149 became effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. See Note 11 for a discussion of the Company’s use of derivative instruments. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.
      Investments: Investments in the common stock of entities for which the Company has significant influence over the investee’s operating and financial policies, but less than a controlling interest, are accounted for using the equity method. Under the equity method, the Company’s investment in an investee is included in the consolidated balance sheet under the caption other assets and the Company’s share of the investee’s earnings or loss is included in the consolidated statements of operations under the caption “other, net.”
      Discontinued Operations: Effective January 1, 2002, we account for discontinued operations under FASB Statement No. 144, which requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled discontinued operations.
      Comprehensive Income: SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under GAAP, and also considers the effects of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports the effects of currency translation as components of comprehensive income.
      Loss Per Share: Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, certain restricted stock, and warrants using the “treasury stock”

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
method. The per share amounts presented in the Consolidated Statements of Operations are based on the following amounts:

	Fiscal Year Ended December 31,

	2004	2003	2002

Numerator for basic EPS:
Net income (loss)	$(30,256)	$(105,980)	$(100,925)
Denominator for basic EPS:
Weighted average shares outstanding	32,838,811	32,654,738	32,163,019
Numerator for diluted EPS:
Net income (loss)	$(30,256)	$(105,980)	$(100,925)
Denominator for diluted EPS:
Weighted average shares outstanding	32,838,811	32,654,738	32,163,019
      The following potentially dilutive shares were not included in the computation of diluted income (loss) for the years ended December 31 as their effects would be anti-dilutive:

	2004	2003	2002

Options to purchase common stock	4,080,223	3,593,691	2,982,875
      Stock-based Compensation: In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.
      The Company accounts for stock-based employee compensation arrangements using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed plan stock options and restricted stock. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the stock option. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      The following table illustrates the pro forma effect on net income (loss) attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002

		(As Restated	(As Restated
		See Note 2)	See Note 2)
Net income (loss), as reported	$(30,256)	$(105,980)	$(100,925)
Plus: stock-based compensation expense included in net income	1,187	687	1,013
Less: stock-based compensation expense determined under fair value based method	(5,993)	(8,930)	(12,162)

Pro forma net income (loss)	$(35,062)	$(114,223)	$(112,074)

Basic earnings (loss) per common share
As reported	$(0.92)	$(3.24)	$(3.14)
Pro forma	(1.07)	(3.50)	(3.48)
Diluted earnings (loss) per common share
As reported	(0.92)	(3.24)	(3.14)
Pro forma	(1.07)	(3.50)	(3.48)
      The per-share weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 was $3.64, $4.17, and $13.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

•	2004 Option Grants: expected volatility of 51.71% for 2004; risk-free interest rate of 4.44%; dividend yield of 0% and expected lives of ten years from the date of grant.

•	2003 Option Grants: expected volatility of 50.00% for 2003; risk-free interest rate of 3.86%; dividend yield of 0% and expected lives of ten years from the date of grant.

•	2002 Option Grants: expected volatility of 53.11% for 2002; risk-free interest rate of 4.98%; dividend yield of 0% and expected lives of ten years from the date of grant.
      Effective January 1, 2006, the Company expects to adopt the provisions of SFAS No. 123R, Share-Based Payment, which is described in the Recent Accounting Pronouncements section that follows. Management anticipates that when the new standard is adopted, the standard will impact the Company’s financial position and results of operations.
      Foreign Currency Translation: Foreign operations of non-U.S. subsidiaries whose functional currency is not the U.S. Dollar have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, Foreign Currency Translation. All assets, liabilities, and minority interests are translated at the period end exchange rates, stockholders’ equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation adjustments are included in the accumulated other comprehensive income component of stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions are reflected in net earnings.
      Recent Accounting Pronouncements: In May 2004, the FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, and

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
provides guidance on the accounting, disclosure and transition related to the Prescription Drug Act. FSP No. 106-2 became effective for the third quarter of 2004. The adoption of FSP No. 106-2 had no material effect on our Consolidated Financial Statements. Detailed regulations in this area continue to evolve that could have an effect on the Company going forward, which effect we do not expect to be material.
      In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, which provides accounting and disclosure guidance on the Act’s qualified production activities deduction. The Company is currently evaluating the impact of this guidance on its effective tax rate for 2005 and subsequent periods.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123 R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supercedes APB 25 and its related implementation guidance. SFAS No. 123 R establishes standards for the accounting for transactions in which an entity obtains employee services in exchange for its equity instruments in share-based payment transactions. The Statement requires entities to measure compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). The related expense will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. SFAS No. 123R is required to be adopted effective for the first annual reporting period that begins after June 15, 2005. Therefore, SFAS No. 123R had no impact on the consolidated financial statements for the year ended December 31, 2004.
      The Company plans to adopt SFAS No. 123R on January 1, 2006, using the Statement’s modified prospective application method. Adoption of SFAS No. 123R will not affect the Company’s total cash flows or financial position, but it will reduce reported income and earnings per share because the Company currently uses the intrinsic value method as permitted by Opinion No. 25.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to included costs of idle facilities, excess freight and handling costs and spoilage. SFAS No. 151 will become effective for our fiscal year beginning January 1, 2006. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its Consolidated Financial Statements.
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with broader exceptions for exchanges of nonmonetary assets that do not have reasonably determinable values or commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 will be adopted for all nonmonetary exchanges initiated

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
after July 1, 2005 and therefore had no impact to the consolidated financial statements for the year ended December 31, 2004.
      FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect adoption of FIN 47 to have a material effect on its Consolidated Financial Statements.
      In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”), was issued, which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements to be termed a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its Consolidated Financial Statements.

Note 2	Restatements and Reclassifications
      The Company has restated its consolidated financial statements as of December 31, 2003 and for the years ending December 31, 2003 and 2002. These restatements have been grouped into the following categories:

(a)	Restatements arising from the findings of the investigation conducted by the Audit Committee of the Board of Directors; and

(b)	Other corrections of accounting errors.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows.

		As of December 31, 2003

		As	Adjustments
		Reported	Increase		Restated
	Reference	2003	(Decrease)	Reclassifications	2003

ASSETS
Current assets:
Cash and equivalents		$14,410			$13,640
	(b)(xviii)		(46)
	(b)(xix)		(724)
Installment contracts receivable, net		258,550			—
	(a)(i)		(262,427)
	(a)(v)		3,877
Other current assets		39,707		(2,262)	33,856
	(b)(xiii)		(1,939)
	(b)(xiv)		(2,287)
	(b)(xvii)		1,454
	(b)(xviii)		139
	(b)(xix)		767
	(b)(xx)		(1,723)

Total current assets		312,667	(262,909)	(2,262)	47,496

Installment contracts receivable, net		230,809			—
	(a)(i)		(230,809)
Property and equipment, cost		1,221,586		(1,035)	1,042,977
	(b)(iii)		68,271
	(b)(v)		(17,151)
	(b)(vi)		3,899
	(b)(vii)		(180,415)
	(b)(xi)		(30,198)
	(b)(xii)		(12,543)
	(b)(xiii)		(6,348)
	(b)(xv)		(8,856)
	(b)(xvii)		1,080
	(b)(xviii)		2,034
	(b)(xix)		2,653
Accumulated depreciation		(597,134)			(650,077)
	(b)(iii)		(128,399)
	(b)(v)		6,973
	(b)(vi)		54,195
	(b)(xi)		8,572
	(b)(xii)		1,362
	(b)(xiii)		788
	(b)(xix)		(1,748)
	(b)(xv)		5,953
	(b)(xviii)		(639)
Goodwill		243,244			41,659
	(b)(i)		353
	(b)(vi)		(201,940)
	(b)(xviii)		2
Trademarks		6,969			10,599
	(b)(vi)		3,889
	(b)(xix)		(259)
Intangible assets, cost		9,269			29,673
	(b)(vi)		20,192
	(b)(xviii)		212
Accumulated amortization
— intangible assets		(7,368)			(19,664)
	(b)(vi)		(12,296)
Deferred income taxes		1,313			90
	(b)(xx)		(1,223)

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

		As of December 31, 2003

		As	Adjustments
		Reported	Increase		Restated
	Reference	2003	(Decrease)	Reclassifications	2003

Other assets		31,925		3,409	45,593
	(b)(xvi)		(2,786)
	(b)(xvii)		586
	(b)(xviii)		17
	(b)(xix)		12,442

		$1,453,280	$(905,046)	$112	$548,346

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable		$61,494			62,864
	(b)(ix)		874
	(b)(xiii)		(321)
	(b)(xvii)		1,137
	(b)(xviii)		18
	(b)(xix)		(338)
Deferred income taxes		2,303			836
	(b)(xx)		(1,467)
Accrued liabilities		89,638			129,406
	(a)(i)		16,390
	(b)(iii)		5,486
	(b)(iv)		(2,002)
	(b)(ix)		1,979
	(b)(vi)		112
	(b)(xvii)		5,080
	(b)(xviii)		1,130
	(b)(xix)		11,593
Current maturities of long-term debt		24,481			25,393
	(b)(xviii)		256
	(b)(xix)		656
Deferred revenues		418,897			338,005
	(a)(i)		230,482	(311,374)

Total current liabilities		596,813	271,065	(311,374)	556,504

Long-term debt, less current maturities		705,630		(955)	704,678
	(a)(v)		3,876
	(b)(i)		(4,913)
	(b)(xix)		513
	(b)(xviii)		527
Deferred rent		—			101,396
	(b)(iii)		101,396
Other liabilities		10,639		1,067	20,995
	(a)(i)		(2,455)
	(a)(iv)		5,449
	(b)(iii)		1,675
	(b)(iv)		4,111
	(b)(xix)		509
Deferred revenue		298,507		311,374	609,881
Common stock		347			347
Contributed capital		675,335			647,832
	(b)(vi)		477
	(b)(xix)		(23,980)
	(b)(xx)		(4,000)
Accumulated other comprehensive income		—			(1,757)
	(b)(xviii)		(1,757)
Unearned compensation	(b)(xix)	(28,992)	25,232		(3,760)
Treasury stock		(11,635)			(11,635)

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

		As of December 31, 2003

		As	Adjustments
		Reported	Increase		Restated
	Reference	2003	(Decrease)	Reclassifications	2003

Retained deficit		(793,364)			(2,076,135)
	(a)(i)		(737,377)
	(a)(iv)		(5,449)
	(b)(iii)		(163,227)
	(b)(iv)		(2,109)
	(b)(v)		(10,178)
	(b)(vi)		(184,681)
	(b)(vii)		(126,483)
	(b)(ix)		(2,853)
	(b)(xi)		(21,626)
	(b)(xii)		(11,181)
	(b)(xiii)		(7,370)
	(b)(xiv)		(2,287)
	(b)(xv)		(2,903)
	(b)(xvi)		(2,786)
	(b)(xvii)		(2,798)
	(b)(xviii)		1,545
	(b)(xix)		(3,529)
	(b)(xx)		2,521

		$1,453,280	$(905,046)	$112	$548,346

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

		Year Ended December 31, 2003

		As
	Reference	Reported	Adjustments	Reclassifications	Restated

Net revenues:
Membership services		$880,339		$75,847	$929,866
	(a)(i)		9,269
	(a)(v)		2,043
	(b)(i)		(33,013)
	(b)(ii)		(4,619)
Retail products		55,266			55,266
Miscellaneous		17,901			17,739
	(a)(v)		264
	(b)(iv)		(657)
	(b)(xix)		231

		953,506	(26,482)	75,847	1,002,871

Operating costs and expenses:
Membership services		734,194			726,231
	(a)(ii)		(1,000)
	(a)(v)		872
	(b)(iii)		(4,487)
	(b)(iv)		(2,632)
	(b)(ix)		547
	(b)(xii)		1,463
	(b)(xiii)		(1,559)
	(b)(xvi)		2,186
	(b)(xvii)		(2,061)
	(b)(xix)		(1,292)
Retail products		56,899			57,493
	(b)xiv)		594
Advertising		56,874			53,503
	(b)(x)		(3,371)
General and administrative		50,625			53,646
	(b)(iv)		(149)
	(b)(v)		2,295
	(b)(ix)		5
	(b)(xiii)		(519)
	(b)(xvii)		1,569
	(b)(xix)		(180)
Impairment of goodwill and other
intangible assets		—			54,505
	(b)(vi)		54,505
Impairment of fixed assets		—			19,605
	(b)(vii)		19,605

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

		Year Ended December 31, 2003

		As
	Reference	Reported	Adjustments	Reclassifications	Restated

Operating costs and expenses — continued:
Depreciation and amortization		77,531			76,767
	(b)(iii)		16,768
	(b)(v)		(1,871)
	(b)(vii)		(14,441)
	(b)(viii)		6,404
	(b)(xi)		(2,963)
	(b)(xii)		(496)
	(b)(xv)		(1,565)
	(b)(xix)		(2,600)
			—

		976,123	65,627	—	1,041,750

Operating income (loss)		(22,617)	(92,109)	75,847	(38,879)
Finance charges earned		75,847	—	(75,847)	—
Interest expense		(60,611)			(62,585)
	(a)(iv)		(589)
	(a)(v)		(1,435)
	(b)(iii)		890
	(b)(xiii)		(149)
	(b)(xviii)		(751)
	(b)(xix)		60
Foreign exchange gain		—			2,371
	(b)(xviii)		2,371
Other, net		(3,371)			(2,479)
	(b)(xiii)		892

		11,865	1,289	(75,847)	(62,693)

Income (loss) before income taxes		(10,752)	(90,820)	—	(101,572)
Income tax provision		(51,490)			(1,102)
	(b)(xx)		50,388

Loss from continuing operations before cumulative effect of changes in accounting principles		(62,242)	(40,432)	—	(102,674)
Loss from discontinued operations		(2,680)			(2,680)

Loss before cumulative effect of changes in accounting principles		(64,922)	(40,432)	—	(105,354)
Cumulative effect of changes in accounting principles		(581,123)			(626)
	(a)(i)		441,139
	(a)(ii)		119,484
	(a)(iii)		20,335
	(b)(xix)		(461)

Net income (loss)		$(646,045)	$540,065	$—	$(105,980)

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

		Year Ended December 31, 2002

		As
	Reference	Reported	Adjustments	Reclassifications	Restated

Net revenues:
Membership services		$831,421			$864,719
	(a)(i)		$54,233	$67,771
	(a)(v)		5,344
	(b)(i)		(86,499)
	(b)(ii)		(7,876)
	(b)(xix)		325
Retail products		53,757			53,757
Miscellaneous		19,682			19,371
	(a)(v)		126
	(b)(v)		(205)
	(b)(xix)		(232)

		904,860	(34,784)	67,771	937,847

Operating costs and expenses:
Membership services		685,786			705,244
	(a)(ii)		6,525
	(a)(v)		1,990
	(b)(iii)		(2,668)
	(b)(iv)		3,943
	(b)(ix)		381
	(b)(xi)		6,117
	(b)(xii)		2,687
	(b)(xiii)		(269)
	(b)(xvi)		600
	(b)(xvii)		86
	(b)(xix)		66
Retail products		59,686			59,148
	(b)(xiv)		(538)
Advertising		55,547			54,053
	(b)(x)		(525)
	(b)(xviii)		(969)
General and administrative		48,418			51,230
	(b)(v)		3,632
	(b)(ix)		24
	(b)(xiii)		212
	(b)(xvii)		433
	(b)(xix)		(1,489)
Impairment of goodwill and other intangible assets		—			1,619
	(b)(vi)		1,619
Impairment of fixed assets		—			18,258
	(b)(vii)		18,258

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

		Year Ended December 31, 2002

		As
	Reference	Reported	Adjustments	Reclassifications	Restated

Depreciation and amortization		74,346			82,161
	(b)(iii)		17,487
	(b)(v)		(1,449)
	(b)(vi)		4,017
	(b)(vii)		(17,492)
	(b)(viii)		8,435
	(b)(xi)		(2,621)
	(b)(xii)		(410)
	(b)(xiii)		(223)
	(b)(xv)		1,107
	(b)(xix)		(1,036)

		923,783	7,930	—	971,713

Operating income (loss)		(18,923)	(82,714)	67,771	(33,866)
Finance charges earned		67,771		(67,771)	—
Interest expense		(55,468)			(59,671)
	(a)(iv)		(526)
	(a)(v)		(3,761)
	(b)(iii)		907
	(b)(xiii)		(722)
	(b)(xix)		(101)
Foreign exchange gain		—			731
	(b)(xviii)		731
Other, net		(566)			(566)

		11,737	(3,472)	(67,771)	(59,506)

Income (loss) before income taxes		(7,186)	(86,186)	—	(93,372)
Income tax provision		4,163			(696)
	(b)(xx)		(4,859)

Loss from continuing operations before cumulative effect of change in accounting principle		(3,023)	(91,045)	—	(94,068)
Loss from discontinued operations		(1,467)			(1,821)
	(b)(xx)		(354)

Loss before cumulative effect of change in accounting principle		(4,490)	(91,399)	—	(95,889)
Cumulative effect of change in accounting principle		—			(5,036)
	(b)(vi)		(5,036)

Net income (loss)		$(4,490)	$(96,435)	$—	$(100,925)

      Each category of the restatements and its effect on the consolidated balance sheets and consolidated statements of operations is discussed below (all amounts are pre-tax unless otherwise noted):

(a)	Restatements Arising from the Findings of the Audit Committee Investigation
      The Audit Committee determined that previously reported financial information required restatement to correct certain errors. Below is a description of the adjustments made to correct these errors.

(i)	Accounting for membership revenue in accordance with Staff Accounting Bulletin No. 101 — The Audit Committee determined that the Company improperly applied Staff Accounting Bulletin No. 101 (“SAB 101”) in a prior period. Specifically, after the Company’s adoption of SAB 101,

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

revenue was recognized over the average contractual life of twenty-two months. As a part of this restatement, the Company has modified its membership revenue recognition methodology such that membership revenue is earned on a straight-line basis over the longer of the initial membership term or the estimated membership life. The impact of this correction resulted in an increase in deferred revenue and an increase in accumulated deficit of $997,837 as of January 1, 2002, a decrease in installment accounts receivable, net of $493,236 and $522,605 for the years ended December 31, 2003 and 2002, respectively, and an increase in membership services revenue of $9,269 and $54,233 for the years ended December 31, 2003 and 2002, respectively.

(ii)	Expense membership acquisition costs when incurred — The Audit Committee determined that the Company improperly accounted for membership acquisition costs by improperly deferring certain costs in 2002 and prior. The impact of this correction resulted in an increase in accumulated deficit and a decrease in deferred membership origination costs of $113,959 as of January 1, 2002 and a decrease in membership services expenses and cumulative effect of changes in accounting principle of $1,000 and $119,484, respectively, for the year ended December 31, 2003 and an increase in membership services expense of $6,525 in the year ended December 31, 2002.

(iii)	Adoption of cash basis for recoveries of unpaid dues on inactive memberships — The Audit Committee determined that the Company should have adopted the cash basis for recoveries of unpaid dues on inactive memberships prior to 2003. The impact of this correction resulted in an increase in accumulated deficit and a decrease in accounts receivable of $21,821 as of January 1, 2002, and a decrease in cumulative effect of change in accounting principle of $20,335 for the year ended December 31, 2003.

(iv)	Unrecorded payment obligations — The Audit Committee identified that the Company had improperly accounted for $22,000 of face amount repayment obligations due in 2015 or later on membership contracts sold by a subsidiary before its acquisition in the late 1980s. The impact of this correction resulted in an increase in accumulated deficit and other liabilities of $4,335 as of January 1, 2002 and an increase in interest expense of $589 and $526 for the years ended December 31, 2003 and 2002, respectively.

(v)	Sales of future receivables — As a result of adopting accounting for revenue in accordance with SAB 101, the Company had to amend its accounting treatment of the sale of receivables from the sale of financial assets pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to debt treatment in accordance with EITF Issue No. 88-18, “Sale of Future Receivables.” The change had no impact on net loss for the years ended December 31, 2003 and 2002. However, the change increased membership services revenue $2,043 and $5,344, miscellaneous revenue $264 and $126, membership services expenses $872 and $1,990 and interest expense $1,435 and $3,761 for the years ended December 31, 2003 and 2002, respectively.

(b)	Other Corrections of Accounting Errors
      During the course of the preparation of its financial statements for the year ended December 31, 2004, the Company determined that previously reported financial information required restatement for certain errors. Below is a description of the adjustments made to correct these errors.

(i)	Accounting for membership revenue for multiple element arrangements — The Company enters into contracts that include a combination of (i) health club services, (ii) personal training services, and (iii) nutritional products. The Company improperly separated these multiple element arrangements into multiple units of accounting resulting in premature recognition of early delivered nutritional

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

products and personal training services. As a part of this restatement, the Company has modified its membership revenue recognition policy to treat these arrangements as single units of accounting and recognize revenue for these arrangements on a straight-line basis over the later of when collected or earned. The impact of this change resulted in an increase in deferred revenue and an increase in accumulated deficit of $105,467 as of January 1, 2002, and a decrease in membership services revenue of $33,013 and $86,499 for the years ended December 31, 2003 and 2002, respectively

(ii)	Accounting for prepaid personal training services — In prior periods, we inappropriately estimated deferred revenue related to personal training services that had been paid for but not yet earned. The impact of this is an increase in accumulated deficit and deferred revenue of $4,868 as of January 1, 2002. In addition, this adjustment resulted in a decrease in membership services revenue of $4,619 and $7,876 for the years ended December 31, 2003 and 2002, respectively.

(iii)	Lease accounting — We performed a review of our accounting policies and practices with respect to leases. As a result of this internal review, we concluded that certain of our historical methods of accounting for leases with escalating rental obligations, tenant improvement allowances and methods of determining lives used in the calculation of depreciation of leasehold improvements were not in accordance with generally accepted accounting principles.

a. In prior periods, we did not recognize rent expense on club leases with escalating rental obligations using the required straight-line rent method. For purposes of calculating straight-line rent expense (and depreciating leasehold improvements (see below)), we use the contractual lease term, beginning on the rent commencement date.

b. In prior periods, we reflected tenant allowances as a reduction to property and equipment on the Consolidated Balance Sheets and amortized these amounts, and the related leasehold improvements, to depreciation expense in the Consolidated Statements of Operations. Additionally, we reflected tenant allowances as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. The Company has determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the Consolidated Balance Sheets and requires these allowances to be amortized as a reduction to rent expense on the Consolidated Statements of Operations. Additionally, these rules require tenant allowances to be reflected as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

c. Historically, we depreciated leasehold improvements over the contractual term of the lease. We also depreciated leasehold improvements acquired subsequent to store opening, such as remodels, over the contractual term of the lease. In both instances, optional renewal periods were included in the contractual term of the lease. We have concluded that such leasehold improvements should be depreciated over the lesser of the asset’s economic life, with a maximum of fifteen years, or the contractual term of the lease, excluding all renewal options. The Company’s club leases generally have a term of ten to fifteen years and provide options to renew for between five to fifteen additional years.

The impact of the changes related to lease accounting were an increase in accumulated deficit of $137,643, an increase in goodwill of $353, an increase in deferred rent obligation of $98,308, an increase in other liabilities of $1,497, a decrease in property and equipment, net of $45,210 and a decrease in long-term debt of $7,019 as of January 1, 2002. In addition, for the years ended December 31, 2003 and 2002, there was a decrease in membership services expense of $4,487 and

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

$2,668 and in interest expense of $890 and $907 and an increase in depreciation expense of $16,768 and $17,487, respectively.

(iv)	Self-insurance liabilities — We concluded that our previous methodologies for estimating our self-insured workers’ compensation, health and life and general insurance claims resulted in an understatement of our self-insured liabilities. The impact of this adjustment was a decrease in accrued liabilities of $3,365 and increase in other liabilities and accumulated deficit of $4,312 and $947, respectively, as of January 1, 2002. In addition, for the year ended December 31, 2003, there was a decrease in membership services expense and general and administrative of $2,632 and $149 respectively and, for the year ended December 31, 2002, an increase in membership services expenses of $3,943.
      (v) Deferred expense recognition for IT services — We improperly deferred recognition of internal and external costs incurred to develop internal-use computer software. The impact of this adjustment was an increase in accumulated deficit of $7,571, a decrease in property, plant and equipment cost of $11,224 and a decrease in accumulated depreciation of $3,653 as of January 1, 2002. In addition, for the years ended December 31, 2003 and 2002, there was an increase in general and administrative expenses of $2,295 and $3,632 and a decrease in depreciation expense of $1,871 and $1,449, respectively.
      (vi) Valuation of goodwill — We concluded that our practice of amortizing goodwill over 40 years was inconsistent with the maximum reasonably likely duration of material benefit from the acquired goodwill. And, we determined that the Company did not properly apply the guidance in FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of” and in FASB Statement No. 142, “Goodwill and Other Intangible Assets”, to measure the amount of impairment losses. In addition, we determined conditions at various dates which indicated the carrying amounts of fixed assets were impaired, but determined that impairment analyses had not been performed even though trigger events were present. As a result, we performed the impairment analyses not previously completed for the periods being restated and recorded impairment adjustments as applicable. See Note 9 of Notes to Consolidated Financial Statements for a complete discussion of our valuation of goodwill.
      (vii) Valuation of fixed assets — We determined that the Company did not properly apply the guidance in FASB Statement No. 121 and in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to either identify the existence of relevant triggering events or to measure the related impairment charges. As a result, we performed the impairment analyses and recorded impairment charges as applicable. See Note 6 of Notes to Consolidated Financial Statements for a complete discussion of our property and equipment valuation.
      (viii) Identification of separately identifiable assets apart from goodwill — We concluded that our previous method of allocating purchase prices of acquired businesses resulted in an overstatement of goodwill. Specifically, in applying APB 16, Business Combinations, we should have allocated a portion of the purchase price to certain separately identifiable intangible assets: a) “Membership Relations” which represents the fair market value of relationships with existing members as of the acquisition date: b) “Non-compete Agreements” which represents the fair market value of the non-competition agreement with the seller of the acquired company: c) “Trade name” which represents the fair value of the trade names associated with the acquired operations, and; d) “Leasehold Rights” which represents the estimate of the favorable and unfavorable lease agreements in place as of the acquisition date. The impact of this correction resulted in a decrease of goodwill and non-compete agreements and an increase in membership relations, trade name and leasehold rights of $14,651, $29, $5,943, $1,600 and $7,138, respectively, as of January 1, 2000. The impact of this correction resulted in a decrease in goodwill of $91,581 as of January 1, 2002. In addition, for the year ended December 31, 2003 and 2002, this correction resulted in an increase in depreciation and amortization of $6,404 and $8,435, respectively.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      (ix) Escheatment obligations — We determined that the liability for the potential escheatment of certain payroll-related and supplier-related checks was understated. The impact of this adjustment was an increase in accumulated deficit of $1,034 and an increase in accounts payable of $586 and accrued liabilities of $448 as of January 1, 2002. In addition, for the years ended December 31, 2003 and 2002, this adjustment resulted in an increase in membership services expenses of $547 and $381 and general and administrative expenses of $5 and $24, respectively, and a decrease in miscellaneous revenue of $657 and $205, respectively.
      (x) Capitalized advertising — We determined that our previous method of deferring recognition of production costs over the estimated life of the advertising resulted in an overstatement of capitalized advertising and that the cost of advertising should be expensed no later than the first time the advertising takes place. The impact of these adjustments was an increase in accumulated deficit and a decrease in other current assets of $3,311 as of January 1, 2002. In addition, for the years ended December 31, 2003 and 2002, these adjustments resulted in a decrease in advertising expense of $3,371 and $525, respectively.
      (xi) Capitalized maintenance — We improperly deferred recognition of internal compensation costs incurred in conjunction with the remodeling and construction of various clubs. These payments should have been recorded as expense when services were rendered, rather than deferred and recorded as an expense in later periods. The impact of these adjustments was an increase in accumulated deficit and a decrease in property and equipment, net of $21,094 as of January 1, 2002. In addition, for the years ended December 31, 2003 and 2002, these adjustments resulted in a decrease in depreciation expense of $2,963 and $2,621, respectively, and, for the year ended December 31, 2002, an increase in membership services expenses of $6,117.
      (xii) Presale costs — We determined that our previous method of deferring rent costs associated with club leases during the construction period resulted in an overstatement of leasehold improvements and that the rent costs during the construction period should be expensed as incurred. The impact of these adjustments was an increase in accumulated deficit and a decrease in property and equipment, net of $7,937 as of January 1, 2002. In addition, for the years ended December 31, 2003 and 2002, these adjustments resulted in an increase in membership services expenses of $1,463 and $2,687 and a decrease in depreciation expense of $496 and $410, respectively.
      (xiii) Other capitalized costs — We determined that other capitalized costs, none of which were individually significant, should have been expensed as incurred. The impact of these adjustments was an increase in accumulated deficit and a decrease in other current assets, property and equipment, net and accounts payable of $8,034, $4,394, $4,179 and $539, respectively, as of January 1, 2002. In addition, for the year ended December 31, 2003, these adjustments resulted in a decrease in membership services expenses of $1,559, a decrease in general and administrative of $519, and an increase in interest expense of $149. For the year ended December 31, 2002, these corrections resulted in a decrease in membership services expense of $269, an increase in general and administrative of $212, a decrease in depreciation and amortization of $223 and an increase in interest expense of $907.
      (xiv) Retail inventory — We determined that the recorded value of retail inventories were overstated, primarily as a result of differences in physical count and as a result of incorrect accounting for cost of goods sold. The impact of these adjustments is an increase in accumulated deficit and a decrease in other current assets of $2,231 as of January 1, 2002. In addition, these adjustments resulted in an increase in retail products expenses of $594 for the year ended December 31, 2003, and a decrease in retail products expenses of $538 for the year ended December 31, 2002.
      (xv) Equipment inventory — We determined that the Company’s accounting for equipment trade-ins resulted in an overstatement of the cost basis of the Company’s investment in exercise equipment. The impact of these adjustments is an increase in accumulated deficit and property and equipment, net, of $4,174 as of

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
January 1, 2002. In addition, these adjustments resulted in a decrease in depreciation and amortization expense of $1,565 for the year ended December 31, 2003 and an increase in depreciation expense of $1,107 for the year ended December 31, 2002.
      (xvi) Asset impairment — We determined that the Company’s previous method of evaluating its long-lived assets apart from goodwill and fixed assets for impairment did not effectively identify and measure the value of these assets. The impact of these adjustments was an increase in member services of $2,186 and $600 in the years ended December 31, 2003 and 2002, respectively.
      (xvii) Period-end accruals and other out-of-period items — The Company identified obligations that were not properly accrued for as of the end of an accounting period. As part of the restatement, these out of period items are being recognized in the period in which the underlying transaction occurred. The impact of these adjustments was an increase (decrease) in accumulated deficit, property and equipment, other current assets, accounts payable, accrued liabilities and deferred revenue of $4,127, $589, $1,592, $1,600, $5,106 and ($398), respectively, as of January 1, 2002. In addition, these adjustments resulted in decreases in membership services expenses of $2,061 and increases in general and administrative expenses of $1,569 and interest expense of $751 for the year ended December 31, 2003 and, for the year ended December 31, 2002, increases in membership services and general and administrative of $86 and $433, respectively.
      (xviii) Foreign exchange gain (loss) — The Company determined that gains and losses from various foreign currency transactions, such as those relating to management fees and, although not significant, the settlement of foreign receivables or payables, were not properly accounted for in prior periods. The impact of these adjustments was to increase accumulated deficit, cash and accrued liabilities $2,255, $170 and $1,487, respectively, and to decrease other current assets, property and equipment, net, goodwill, other assets, accounts payable, deferred income taxes, current maturities of long term debt, long-term debt, other liabilities and accumulated other comprehensive income $193, $1,129, $822, $23, $10, $17, $195, $608, $1 and $408, respectively, as of January 1, 2002. In addition, these adjustments resulted in foreign exchange gains of $2,371 and $731 for the year ended December 31, 2003 and 2002, respectively.
      (xix) Other — As part of the restatement, other adjustments were identified, none of which were individually significant. The impact of these adjustments was to increase accumulated deficit by $9,607, cash by $627, accrued liabilities by $1,060, current maturities of long term debt by $349 and long term debt by $523 and to decrease other current assets by $509, property and equipment, net by $1,348, trademarks by $259, intangible assets net by $3,367 and other assets by $2,819 as of January 1, 2002. For the year ended December 31, 2003, these adjustments increased membership services revenue by $231 and cumulative effect of change in accounting principle by $461 and decreased membership services, general and administrative, depreciation and amortization and interest expense $1,292, $180, $2,600 and $60, respectively. For the year ended December 31, 2002, these adjustments decreased miscellaneous revenue, general and administrative and depreciation and amortization $231, $1,708, $1,036, respectively, and increased membership services and interest expense $66 and $101, respectively.
      (xx) Effect of restatement on income tax accounts — As part of the restatement and in accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company reviewed the likelihood of realizing a future benefit from the related restatement adjustments. As a result of this review, the Company increased its valuation allowance for the net effect of the tax benefits resulting from the restatement adjustments and determined that the valuation adjustment originally reversed in 2003 should be restated back to the period recognized. Associated with this valuation adjustment, the Company decreased paid-in-capital for the unrealized benefit associated with the Company’s stock option and stock purchase plans that was recorded in 2001. In addition, the Company reviewed actual and contingent tax liabilities for the restatement period and increased its contingency reserve accordingly. The impact of these adjustments was an increase in accumu-

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
lated deficit of $32,206 and a decrease to paid-in-capital of $4,000 as of December 31, 2003. In addition, the corrections resulted in a reduction in income tax expense of $50,388 and $4,859 for the year ended December 31, 2003 and 2002, respectively.
      Changes to the Consolidated Statement of Cash Flows — As a result of the restatement adjustments described herein, the reported components of the Consolidated Statement of Cash Flows have been adjusted to conform to the restated balances and amounts. As a result, the following cash flows have been restated from their previously reported balances for the two years ended December 31, 2003:

	2003	2002

Cash provided by operating activities:
As reported	$52,262	$53,588
As restated	89,877	89,224

Restatement adjustment	37,615	35,636
Cash flows used in investing activities:
As reported	(36,523)	(93,260)
As restated	(48,211)	(96,805)

Restatement adjustment	(11,688)	(3,545)
Cash flows provided by (used in) financing activities:
As reported	(12,215)	43,356
As restated	(38,142)	11,228

Restatement adjustment	(25,927)	(32,128)

Note 3	Acquisitions

2002 Acquisition
      On April 19, 2002, the Company completed the acquisition of Planet Fitness, a fitness chain in the New England area consisting of eight fitness centers. The purchase price of $14,700 included $3,000 in cash, $2,900 in assumed debt and approximately 383,000 shares of the Company’s common stock valued at $8,800. The value of the common shares was based on the five day average closing stock price the two days prior to and following the acquisition date, including the acquisition date. The Company also incurred $350 in capitalizable acquisition costs. The transaction included potential payments by the Company to the seller contingent upon the acquired fitness centers achieving certain prescribed profitability levels. This chain was acquired as its customer profile complemented the Company’s current customer profile and increased its presence in the New England region of the United States. Its results of operations are reported as an element of the consolidated statement of operations since the acquisition date.
      The Company treated this transaction as an asset purchase for tax purposes and $6,267 of the value is being amortized as goodwill for tax purposes.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with the 2002 acquisition of Planet Fitness (dollars in thousands):

(As Restated.
See Note 2)

Current assets, other than cash	$109
Property and equipment	4,740
Amortizable intangible assets:
Member base (useful life of six years)	1,200
Leasehold rights (useful life of ten years)	2,482
Goodwill	7,991

Total assets acquired	16,522

Current liabilities	1,316
Deferred revenue	668
Long-term debt	2,030

Total liabilities assumed	4,014

Net assets acquired	$12,508

Note 4	Discontinued Operations
      In 2003, the Company reported as discontinued operations the liquidation of an internet-based start-up company. As a result, the Company reported losses from discontinued operations of $981 and $1,821 in 2003 and 2002, respectively and a loss on disposal of $1,699 in 2003.

Note 5	Other Current Assets
      Other current assets consist of:

	December 31,

	2004	2003

		(As Restated.
		See Note 2)
Inventory	$9,308	$11,973
Prepaid rent	15,591	14,825
Other	5,340	7,058

	$30,239	$33,856

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

Note 6	Property and Equipment
      Property and equipment consists of the following at December 31, 2004 and 2003 (dollars in thousands):

	Estimated Useful
	Life	2004	2003

			(As Restated
			See Note 2)
Land	—	$38,428	$38,616
Buildings	35	145,767	135,213
Leasehold improvements	12-15	641,394	640,110
Equipment	5-10	249,496	229,038
Less accumulated depreciation		(713,222)	(650,077)

		$361,863	$392,900

      Depreciation of property and equipment amounted to $67,303, $70,092 and $73,253 in 2004, 2003, and 2002, respectively. The Company capitalized interest of $5 and $1,045 for the years ended December 31, 2004 and 2003, respectively, related to the construction of and equipping clubs.

Note 7	Asset Impairment Charges
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company reviews assets at the lowest level for which there are identifiable cash flows, which is at the club level. The carrying amount of the club assets is compared to the expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the club. Cash flows are projected for each club based upon historical results and expectations. In cases where the expected future cash flows are less than the carrying amount of the assets, those clubs are considered impaired and the assets are written down to fair value. For purposes of estimating fair value, the Company has discounted the projected future cash flows of the impaired clubs at a weighted average cost of capital. The Company recorded impairment losses of $14,772, $19,605, and $18,258 in the years ended December 31, 2004, 2003, and 2002, respectively.
      The 2004 and 2003 charges related to club locations with operating performance that deteriorated subsequent to the 2001 review or which had additions during the subsequent period that were found to additionally be impaired. The 2003 charge related primarily to the Crunch Fitness International acquisition in 2001, which was found to perform at a level below expectations during 2002 and 2003. The impairment charges in 2004, 2003, and 2002 related primarily to the carrying values of land, buildings and leasehold improvements that will, with the possible exception of Crunch (See Note 21 of Notes to Consolidated Financial Statements), continue to be operated by the Company.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

Note 8	Other Assets
      Other assets consist of:

	December 31,

	2004	2003

		(As Restated
		See Note 2)
Deferred financing costs	$17,790	$15,125
Management Retirement Savings Plan	—	12,566
Other	10,489	17,902

	$28,279	$45,593

Deferred financing costs are recognized as an element of interest expense over the related life of the debt instrument using the effective interest method. Accumulated amortization on deferred financing costs amounted to $12,500 and $16,438 as of December 31, 2004 and 2003, respectively. The Management Retirement Savings Plan was terminated in 2004.

Note 9	Goodwill and Other Intangible Assets
      The Company’s intangible assets are comprised principally of goodwill, member relationships, leasehold rights and certain trademarks. Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which consist of certain trademarks, are not amortized, but instead tested for impairment at least annually.
      As disclosed in Note 1, the Company adopted SFAS No. 142 effective January 1, 2002.
      The transitional provisions of SFAS No. 142 required the Company to assess whether goodwill was impaired as of January 1, 2002. The fair values of the Company’s reporting units are determined primarily using estimates of future cash flows. As a result of this transitional impairment test, and based on the methodology adopted, the Company determined that the carrying value of one reporting unit was in excess of its estimated fair value. Accordingly, the goodwill attributable to this reporting unit was written down by $5,036 (net of tax of nil), and has been reflected in the consolidated statement of operations as of January 1, 2002 as a cumulative effect of a change in accounting principle.
      In addition to the transitional goodwill impairment test as of January 1, 2002, the Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, a significant long-term adverse change in the business climate that is expected to cause a substantial decline in membership, or a significant change in the delivery of health and fitness services that results in a substantially more cost effective method of delivery than health clubs. The Company tested to determine if the fair values of each of its reporting units was in excess of their respective carrying values at December 31, 2004, 2003, and 2002, for purposes of the annual impairment test. In 2003, it identified that the carrying values of three of its reporting units were greater than their fair value. Accordingly, the goodwill attributable to these reporting units was written down by $42,062 (net of tax of nil), and has been reflected in the 2003 consolidated statement of operations. In addition, in 2002, the Company identified that the carrying values of two of its

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
reporting units were greater than their fair values and the goodwill attributable to these reporting units was written down by $277.
      As a result of the adoption of SFAS No. 142 the Company ceased amortization of goodwill in 2002 in accordance with the provisions of this standard. As stated above, the Company’s intangible assets other than goodwill consist primarily of member relationships, leasehold rights, and certain trademarks. The Company has determined member relationships and leasehold rights have finite useful lives of six and ten years, respectively and are amortized on a straight-line basis over these useful lives. The Company also evaluates other intangible assets on an annual basis to determine if the carrying values of these assets exceeds their respective fair values. This evaluation utilizes an expected cash flow technique to determine fair value. Certain acquired clubs’ estimated future cash flow were found to be insufficient to recover the carrying value of acquired intangible assets. As a result of this evaluation, the Company has recorded an impairment charge against other intangible assets of $380, $12,443, and $1,342 in the years ended December 31, 2004, 2003, and 2002, respectively. This charge is reported as an element of operating expenses under the caption “asset impairment charges” in the consolidated statement of operations.
      In 2003, the Company wrote-off $1,130 of goodwill associated with discontinued operations from the liquidation of an internet-based start-up company.
      The following table summarizes the changes in the Company’s net goodwill balance during 2004, 2003 and 2002:

Balance at January 1, 2002	$80,740
Cumulative effect of an accounting change	(5,036)
Goodwill acquired	7,991
Goodwill impairment charge	(277)
Income tax adjustment	562
Impact of foreign currency translation	821

Balance at December 31, 2002	84,801
Goodwill acquired	313
Goodwill impairment charge	(42,062)
Discontinued operations charge	(1,130)
Other	(263)

Balance at December 31, 2003	41,659
Goodwill acquired	40
Goodwill impairment charge	(25)
Other	24

Balance at December 31, 2004	$41,698

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      The following tables summarize the December 31, 2004 and 2003 gross carrying amounts and accumulated amortization of amortizable and unamortizable intangible assets, intangible additions, intangible impairments, amortization expense for the years ended December 31, 2004, 2003, and 2002, and the estimated amortization expense for the five succeeding years (dollars in thousands):

	2004	2003

Amortizable Intangible Assets:
Cost:
Membership relations	$13,569	$13,591
Non-compete agreements	598	598
Leasehold rights	15,308	15,484
Trademarks	13,019	13,108

	42,494	42,781
Accumulated amortization:
Membership relations	(12,455)	(11,790)
Non-compete agreements	(568)	(489)
Leasehold rights	(8,543)	(7,385)
Trademarks	(3,086)	(2,509)

	(24,652)	(22,173)

Net book value	$17,842	$20,608

Aggregate additions to intangible asset cost (principally leasehold rights and membership relations):
Year ended December 31, 2002	$3,682
Year ended December 31, 2003	150
Year ended December 31, 2004	20
Aggregate impairment charges to intangible asset cost:
Year ended December 31, 2002	1,342
Year ended December 31, 2003	12,443
Year ended December 31, 2004	380
Aggregate amortization for amortized intangible assets:
Year ended December 31, 2002	8,843
Year ended December 31, 2003	6,675
Year ended December 31, 2004	2,479
Estimated amortization expense:
Year ending December 31, 2005	2,121
Year ending December 31, 2006	1,956
Year ending December 31, 2007	1,748
Year ending December 31, 2008	1,664
Year ending December 31, 2009	1,532

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

Note 10	Accrued Liabilities
      Accrued liabilities consist of the following as of December 31, 2004 and 2003 (dollars in thousands):

	December 31,

	2004	2003

		(As Restated
		See Note 2)
Payroll and benefit-related liabilities	$28,283	$48,575
Interest	19,596	18,595
Advertising	2,796	8,780
Taxes other than income taxes	6,852	7,617
Other	53,699	45,839

	$111,226	$129,406

Note 11	Derivative Instruments
      The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as interest rate hedging instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity (deficit). For hedges qualifying as fair value hedges, both the swap and the hedged portion of the debt are recorded in the balance sheets.
      The Company entered into two interest rate swap agreements in 2003 which change the fixed-rate interest rate exposure on $200,000 of the Company’s 9.875% Senior Subordinated Notes, due 2007, to variable-rate based on the six-month Eurodollar rate plus 6.01%, by entering into a receive-fixed, pay-variable interest rate swap. Under the swap, the company receives fixed rate payments and makes variable rate payments, thereby creating variable-rate long-term debt. These swap agreements are accounted for as qualifying interest rate hedges of the future fixed-rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying consolidated balance sheets. The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no impact on earnings.
      The fair values of the interest rate swap agreements are determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company swap arrangements. The fair value represents an estimate of the net amounts that the Company would receive or pay if the agreements were transferred to another party or cancelled as of the date of the valuation. During the years ended December 31, 2004 and 2003, approximately $3,128 and $1,579, respectively, related to the swaps were reported as an offset to interest expense and represent a yield adjustment of the hedged debt obligation. The balance sheets at December 31, 2004 and 2003 reflect other long-term liabilities of $ 1,784 and $1,067, respectively, to reflect the fair value of the swap agreements.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

Note 12	Long-Term Debt

	December 31,

	2004	2003

		(As Restated
		See Note 2)
Nonsubordinated:
Term loan, due 2009	$175,000	$—
Revolving credit facility	—	21,000
10 1/2% Senior Notes, due 2011	235,286	235,330
Securitization, Series 2001-1	—	100,000
Capital lease obligations	16,990	23,464
Other secured and unsecured obligations	34,533	51,980
Subordinated:
9 7/8% Series D Senior Subordinated Notes due 2007, less unamortized discount of $466 and $637	297,514	298,061
9 7/8% Series B Senior Subordinated Notes due 2007	236	236

Total long-term debt	759,559	730,071
Current maturities of long-term debt	(22,127)	(25,393)

Long-term debt, less current maturities	$737,432	$704,678

2004 Term Loan and Revolving Credit Agreement
      On October 14, 2004, the Company entered into a new credit agreement (the “Credit Agreement”) with a group of financial institutions that amends and restates its existing revolving credit agreement. The Credit Agreement provides for a $175,000 term loan expiring in October 2009 in addition to the existing $100,000 revolving credit facility which expires in June 2008. The term loan is payable in quarterly installments of $437.5 beginning March 31, 2005, with a final installment of $166,687.5 due on October 14, 2009. The rate of interest on borrowings under the revolving credit facility is, at the Company’s option, either the reference rate (higher of the prime rate or the federal funds rate plus 0.50%) plus a margin of 2.25% to 3.0% per annum, or a Eurodollar rate plus a margin of 3.25% to 4.0% per annum. The margins applicable to the reference rate and Eurodollar rate loans are determined by reference to a pricing matrix based on total leverage of the Company. At December 31, 2004 the average rate on borrowings under the Credit Agreement was 6.94%. A commitment fee of 0.75% or 0.50% per annum, based on utilization, is payable on the unused portion of the revolving credit facility. The rate of interest on the term loan is, at the company’s option, either the reference rate plus 3.75% per annum or a Eurodollar rate plus 4.75% per annum. The proceeds of the term loan were used to repay the Company’s $100,000 Securitization Series 2001-1 and to provide approximately $75,000 of additional liquidity for general corporate purposes. The Credit Agreement is secured by substantially all of the Company’s real and personal property, including member obligations under installment contracts, and removes the requirement for providing lenders with audited financial statements until such time that the Company’s restatements and audits are complete. The Company’s obligations under the Credit Agreement remain guaranteed by most of its domestic subsidiaries. The Credit Agreement contains restrictive covenants that include certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; capital expenditures; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
year; and financial reporting, and all subject to certain exceptions. As of December 31, 2004, the Company believed that it may be in violation of certain financial covenants contained in the Credit Agreement. On March 31, 2005, the Company entered into an amendment and waiver to the Credit Agreement that, among other things, excluded certain expenses incurred by the Company in connection with the SEC and Department of Justice investigations and other matters, from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements. The amount available under the revolving credit facility is reduced by any outstanding letters of credit ($8,678 at December 31, 2004), which cannot exceed $30,000. A fee of 2.25% to 3.0% per annum and a fronting fee of one-fourth of 1% is paid on outstanding letters of credit. At December 31, 2004 there were no borrowings under the revolving credit facility. At November 15, 2005, $51,000 was borrowed and $13,900 was outstanding on letters of credit.
      See Note 21 Subsequent Events for a description of the August and October 2005 consents and amendments.

Securitization
      In October 2004, $100,000 outstanding under the Series 2001-1 floating rate accounts receivable-backed revolving facility (“Series 2001-1”) pursuant to the H&T Master Trust (the “Trust”) was repaid from proceeds of the new term loan described above. Pursuant to an amendment in March 2004, the Series 2001-1 was to commence monthly amortization of $5 million in November 2004. On September 29, 2004, the Series 2001-1 was amended to reduce the minimum Moody’s rating to be maintained on the Company’s Senior Subordinated Notes to at least Caa2. The lower rating requirement was subject to approval by the lenders under the revolving credit agreement (as defined below) to increase the monthly amortization to $8.3 million or the minimum required Moody’s rating would revert to Caa2 on November 1, 2004. As of December 31, 2003, the revolving balance under the Series 2001-1 certificates was $100,000. During 2003 the Company repaid $55 million on the $155 million Series 2001-1 and extended the revolving period on the balance through July 2005. The Trust included a portfolio of substantially all of the Company’s member obligations under installment contracts and the proceeds thereof. The Series 2001-1 certificates bore interest at a floating commercial paper rate (1.13% at December 31, 2003). An administrative fee of 1.00% and a program fee of 2.5% on the outstanding certificate amount was payable monthly. A commitment fee of .50% of the total commitment, reduced by the outstanding certificate amount was also payable monthly.

2003 Revolving Credit Agreement
      In July 2003, the Company entered into a new $90,000 revolving credit facility (the “Revolving Credit Agreement”) due 2008, which was increased to $100,000 in August 2003. The rate of interest on borrowings under the Revolving Credit Agreement was, at the Company’s option, either the reference rate (higher of the prime rate or the federal funds rate plus 0.50%) plus a margin of 2.25% to 2.75% per annum or a Eurodollar rate plus a margin of 3.25%-3.75% per annum. The margins applicable to the reference rate and Eurodollar rate loans were determined by reference to a pricing matrix based on total leverage of the Company. At December 31, 2003 the average rate on borrowings was 5.01%. A commitment fee of 0.75% or 0.50% per annum, based on utilization, was payable on the unused portion of the commitment. The Revolving Credit Agreement was secured by substantially all real and personal property (excluding member obligations under installment contracts) of the Company and was guaranteed by most of its domestic subsidiaries. The Revolving Credit Agreement contained restrictive covenants that included certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; capital expenditures; invest-

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
ments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, and all subject to certain exceptions. On December 31, 2003, the Company believed that it may be in violation of certain financial covenants contained in the Revolving Credit Agreement. In March 2004, the Company entered into an amendment to the agreement that excluded certain non-recurring expenses from the calculation of EBITDA for the fourth quarter of 2003 and changed certain financial ratio requirements. In August 2004, the Company received consent from its lenders to deliver its financial statements for the quarter ending June 30, 2004 and the month ending July 31, 2004 on or before September 30, 2004. In September 2004, the Company received consent to deliver its financial statements for the quarter ending June 30, 2004 and the months ending July 31 and August 31, 2004 on or before November 1, 2004. The amount available under the Revolving Credit Agreement was reduced by any outstanding letters of credit ($5,691 at December 31, 2003), which cannot exceed $30,000. A fee of 2.25% to 2.75 per annum and a fronting fee of one-fourth of 1% was paid on outstanding letters of credit. At December 31, 2003, there was $21,000 borrowed under the Revolving Credit Agreement.

10 1/2% Senior Notes
      In July 2003, the Company issued $235,000 in aggregate principal of 10 1/2% Senior Notes due 2011 (“Senior Notes”) in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes are jointly and severally guaranteed by substantially all of the domestic subsidiaries of the Company, on an unsecured basis. Proceeds from the note issuances were used to refinance the Company’s $131,990 term loan and $56,000 outstanding on the revolving credit facility, and to repay $25 million on the series 2001-1. As a result, the Company wrote off $1,669 of un-amortized issuance costs from the extinguished debt in the third quarter of 2003. Prior to July 2006, Bally may redeem up to 35% of the Senior Notes at a redemption price of 110.5% with the proceeds from one or more equity offerings. Beginning in July 2007, the Senior Notes may be redeemed at the Company’s option, in whole or in part, with premiums ranging from 5.25% in 2007 to zero in 2009 and thereafter. Upon a change of control, as defined in the indentures, holders may require the Company to purchase the Senior Subordinated Notes at a price of 101%.

9 7/8% Senior Subordinated Notes
      The 9 7/8% Series B Senior Subordinated Notes and the 9 7/8% Series D Senior Subordinated Notes (collectively the “Senior Subordinated Notes”) mature on October 15, 2007. The Series D Notes are not subject to any sinking fund requirement but may be redeemed at the Company’s option, in whole or in part, with premiums ranging from 3.29% in December 2003 to zero in 2005 and thereafter. Upon a change of control, as defined in the indentures, holders may require the Company to purchase the Senior Subordinated Notes at a price of 101%. The payment of the Senior Subordinated Notes is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $461,809 at December 31, 2004).

Consent Solicitations
      The indentures governing the Senior Subordinated Notes and the Senior Notes contain covenants including restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt of an affiliate; capital expenditures; making certain investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, and all subject to certain exceptions. As a result of the Audit Committee investigation into certain accounting issues and the retention of new independent auditors, the Company announced on August 9, 2004 that it was unable to timely file its consolidated financial statements for the quarter ending June 30, 2004 with

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
the SEC. Although the filing delay constituted a default of the financial reporting covenants under the indentures, it did not result in an event of default until delivery to the Company of a default notice and the expiration of a 30-day cure period. On October 29, 2004, the trustee advised the Company that it would notify holders of the Senior Subordinated Notes and the Senior Notes of the defaults in accordance with the indentures and indicated its intention to send the Company a notice of default no later than December 15, 2004 unless the default was cured or waived prior to that date. On December 7, 2004, the Company completed consent solicitations to amend the indentures governing its Senior Subordinated Notes and its Senior Notes to waive through July 31, 2005 any default arising under the financial reporting covenants in the indentures from a failure to timely file its consolidated financial statements with the SEC. In order to secure the waiver until July 31, 2005, the Company was required to pay additional consent fees on or before June 3, 2005 and July 6, 2005. The Company paid fees to the noteholders for these consents of $2,300 in each of 2004 and 2005.
      See Note 21 Subsequent Events for a description of the July and October 2005 consent solicitations.

Other Secured and Unsecured Debt
      As of December 31, 2004, the Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement. As a result, the outstanding amount of $4,604 has been classified as current as of such date.

Capital Leases
      The Company leases certain equipment under capital leases expiring in periods ranging from one to five years. Included in “Property and equipment” at December 31, 2004 and 2003 were assets under capital leases of $24,180 and $21,734 respectively, net of accumulated amortization of $37,058 and $35,529, respectively.
     Liquidity
      The Company requires operating cash flow to fund its capital spending and working capital requirements. The Company maintains a substantial amount of debt, the terms of which require significant interest payments each year. The Company currently anticipates that cash flow and availability under the $100,000 revolving credit facility will be sufficient to meet its expected needs for working capital and other cash requirements for at least the next 12 months. However, changes in terms or other requirements by vendors including our credit card payment processor, could negatively impact cash flows and liquidity. We do not know whether cash flow and availability under the $100,000 revolving credit facility will be sufficient to meet its needs in 2007 when the Senior Subordinated Notes come due. If any such events occur, the Company may need to raise additional funds through private or public debt or equity financings. There is no assurance that funds will be available to the Company on favorable terms or at all.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      Maturities of long-term debt and future minimum payments under capital leases, together with the present value of future minimum rentals as of December 31, 2004, are as follows:

	Long-
	Term	Capital
	Debt	Leases	Total

2005	$12,697	$9,283	$21,980
2006	9,844	3,702	13,546
2007	308,375	1,898	310,273
2008	4,538	1,198	5,736
2009	169,483	765	170,248
Thereafter	237,633	143	237,776

	$742,570	$16,989	$759,559

Note 13	Deferred Revenue

	Balance at			Balance at
	December 31,	Cash	Revenue	December 31,
	2003	Additions	Recognized	2004

	(As Restated
	See Note 2)
Deferral of receipts from financed members:
Initial term payments	$535,392	$334,153	$(326,659)	$542,886
Down payments	111,656	52,213	(58,387)	105,482
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	135,082	40,399	(50,597)	124,884
Advance payments of periodic dues and membership fees	145,938	399,359	(414,898)	130,399
Deferral of receipts for personal training services	19,818	127,132	(125,441)	21,509

	$947,886	$953,256	$(975,982)	$925,160

	December 31,	Cash	Revenue	December 31,
	2002	Additions	Recognized	2003

	(As Restated			(As Restated
	See Note 2)			See Note 2)
Deferral of receipts from financed members:
Initial term payments	$507,691	$328,302	$(300,601)	$535,392
Down payments	117,189	50,469	(56,002)	111,656
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	146,353	45,446	(56,717)	135,082
Advance payments of periodic dues and membership fees	150,649	412,480	(417,191)	145,938
Deferral of receipts for personal training services	14,301	104,872	(99,355)	19,818

	$936,183	$941,569	$(929,866)	$947,886

      Deferred revenue represents cash received from members, but not yet earned. The above summary of the activity and balances in deferred revenue for the years ended December  31, 2003 and December  31, 2004,

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
and for the two years then ended includes as cash additions all cash received for membership services. Revenue recognized includes all revenue earned during the periods from membership services. Financed members are those members that have financed their initial membership fee to be paid monthly. Advanced payments from financed members are included within this table as advanced payments of periodic dues and membership fees.

Note 14	Stockholders’ Equity (Deficit)
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
      The Company redeemed a stockholder rights plan related to the Series A Junior Stock in July 2004. See Note 21 Subsequent Events for a discussion of a the adoption of a new Stockholder Rights Plan in October 2005.
      Common Stock: The Company is authorized to issue 60,200,000 shares of Common Stock, $.01 par value. Each share of Common Stock is entitled to one vote per share. At December 31, 2004, 6,630,849 shares of Common Stock were reserved for future issuance; 735,701 shares in connection with outstanding warrants and 5,895,148 shares in connection with certain stock plans.
      Restrictions on Net Assets: The Company’s ability to meet its future financial obligations is dependent on the availability of cash flows from its subsidiaries. As further described in Note 12, the Company’s subsidiaries are subject to contractual restrictions that limit their ability to, among other things, incur additional indebtedness, pay dividends or other distributions on or redeem or repurchase their capital stock, make investments, enter into transactions with affiliates, issue stock, engage in unrelated lines of business, create liens to secure debt, and transfer or sell assets or merge with other companies. As a result, substantially all of the net assets of the Company’s subsidiaries were restricted at December 31, 2004.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)

Note 15	Income Taxes
      The income tax provision (benefit) applicable to income (loss) from continuing operations before income taxes consists of the following:

	2004	2003	2002

		(As Restated	(As Restated
		See Note 2)	See Note 2)
Deferred taxes	$(15,422)	$(40,079)	$(62,206)
Change in valuation allowance	15,842	40,499	62,532
Federal (all current)	—	—	(2,008)
Foreign (all current)	75	72	136
State (all current)	356	610	2,242

	$851	$1,102	$696

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003, along with their classification, are as follows:

	2004		2003

	Assets	Liabilities	Assets	Liabilities

			(As Restated	(As Restated
			See Note 2)	See Note 2)
Installment contract revenues	$396,254	$—	$458,355	$—
Amounts not yet deducted for tax purposes	16,445	—	19,511	—
Depreciation and capitalized costs	142,285	—	140,843	—
Tax loss carryforwards	304,259	—	225,774	—
Acquired intangibles	—	3,284	—	4,864
Other, net	—	2,302	—	1,384

	859,243	5,586	844,483	6,248
Valuation allowance	(854,823)	—	(838,981)	—

	$4,420	$5,586	$5,502	$6,248

Current	$936	$465	$1,322	$2,158
Long-term	3,484	5,121	4,180	4,090

	$4,420	$5,586	$5,502	$6,248

      At December 31, 2004, the Company has estimated federal Alternative Minimum Tax (“AMT”) credits and tax loss carryforwards of $5,896 and $615,709, respectively. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire beginning in 2011 through 2024. In addition, the Company has substantial state tax loss carryforwards which began to expire in 2004 and fully expire through 2024. Based upon the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. Included in the deferred tax asset and valuation allowance is $6,756 resulting from the exercise of stock options and the Company-sponsored stock purchase plan. The related benefit will be included as additional paid-in capital

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
when realized. Also included in the deferred tax asset and valuation allowance is $795 resulting from loss carryovers acquired. The related benefit will be credited to goodwill when realized.
      A reconciliation of the income tax provision with amounts determined by applying the U.S. statutory tax rate to income (loss) from continuing operations before income taxes is as follows:

	2004	2003	2002

		(As Restated	(As Restated
		See Note 2)	See Note 2)
Provision (benefit) at U.S. statutory tax rate (35%)	$(10,292)	$(35,550)	$(33,113)
Add (deduct):
Provision for change in valuation allowance	15,842	40,498	62,532
Deferred state income taxes, net of related federal income tax effect	(4,647)	(19,331)	(30,557)
Current state income taxes, net of related federal income tax effect	231	397	420
Foreign withholding taxes	75	72	136
Amortization and impairment of cost in excess of acquired assets	—	14,339	1,865
Other, net	(358)	677	(587)

Income tax provision from continuing operations	$851	$1,102	$696

Note 16	Warrants and Stock Transactions
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
      The Company issued warrants in 1996, which as of December 31, 2004, were held by the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company, Lee Hillman, entitling him to acquire 735,701 shares of Common Stock at an exercise price of $5.26 per share, subject to reduction of the exercise price by a maximum of $1.00 per share based on the closing price of Common Stock on the day immediately prior to exercise of the warrant. The warrants expire December 31, 2007.

Note 17	Stock Plans
      In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant of non-qualified stock options to non-employee directors of the Company.
      Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors’ Plan and, at December 31, 2004, 15,000 shares of Common Stock were available for future grant under the Directors’ Plan. Stock options may not be granted under the Directors’ Plan after January 3, 2006.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. In addition, the restricted stock awards to Paul A. Toback and Harold Morgan were modified as of August 24, 2004 and January 1, 2005, respectively, by the employment agreements entered into with such individuals, granting a gross-up payment for taxes in connection with any income tax imposed on such person as a result of any stock award. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan. In November 1997, June 1999, December 2000 and June 2002 the Incentive Plan was amended to increase the aggregate number of shares of Common Stock that may be granted under the Incentive Plan to an aggregate of 8,600,000 shares. At December 31, 2004, 1,412,042 shares of Common Stock were available for future grant under the Incentive Plan. Awards may not be granted under the Incentive Plan after January 3, 2006.
      Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Options are granted at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant. Option grants in 2003, 2002 and 2001 have 10-year terms.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      A summary of 2004, 2003 and 2002 stock option activity under the Directors’ Plan and Incentive Plan is as follows:

	Number of
	shares	Weighted-
	represented	average	Range of
	by options	price	Exercise Prices

Outstanding at December 31, 2001 — 2,337,568 of which were exercisable	3,681,828	20.59	4.13 — 36.00
Granted	236,100	19.64	16.76 — 21.76
Exercised	(63,540)	7.69	4.13 — 18.50
Forfeited	(222,875)	25.08	4.13 — 36.00

Outstanding at December 31, 2002 — 2,788,843 of which were exercisable	3,631,513	20.48	4.13 — 36.00
Granted	1,715,000	6.41	4.97 — 7.62
Exercised	(3,919)	4.13	4.13 — 4.13
Forfeited	(144,529)	21.07	4.13 — 32.94

Outstanding at December 31, 2003 — 3,162,983 of which are exercisable	5,198,065	15.83	4.13 — 36.00
Granted	85,000	5.41	3.67 — 7.80
Exercised	(12,190)	4.13	4.13 — 4.13
Forfeited	(818,534)	16.93	4.13 — 36.00

Outstanding at December 31, 2004 — 2,640,110 of which are exercisable	4,452,341	15.47	3.67 — 36.00

      A summary as of December 31, 2004, of options outstanding and options exercisable is as follows:

Options Outstanding
			Options Exercisable
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of	Shares	Contractual Life	Average	Shares	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$3.67 - 7.8	0 2,023,618	6.4	$5.64	512,118	$4.44
12.00 - 18.50	827,415	3.6	17.49	760,748	17.56
20.20 - 29.00	1,115,508	6.3	23.69	881,444	24.51
32.94 - 36.00	485,800	4.6	33.11	485,800	33.11

$3.67 - 36.00	4,452,341	5.8	15.47	2,640,110	20.19

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
      The weighted-average fair value of options granted was $3.64, $4.17 and $13.40 for 2004, 2003 and 2002, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: risk-free interest rate of 51.71%, 50.00% and 53.11%, respectively; no dividend yield; volatility factor of the expected

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
market price of the Common Stock of 51.71%, 50.00% and 53.11%, respectively; and a weighted-average expected life of the options of ten years.
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
      In 2004, 2003 and 2002, the Compensation Committee awarded zero shares, 715,000 shares and 135,000 shares, respectively, of restricted Common Stock to certain key executives of the Company. These shares were issued in the employee’s name and are held by the Company until the restrictions lapse. The restrictions on the shares issued in 2002 lapse upon a change in control of the Company (defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors), the employee’s death, termination of employment due to disability or the first date prior to December 31, 2005 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. The weighted average fair value of the 2002 grant cannot be determined due to its variable nature. The restrictions on the shares issued in 2003 lapse four years after the date of issuance, upon a change in control of the Company (as previously defined), the employee’s death or termination of employment other than for cause. Vesting on the shares issued in 2003 can accelerate based on the attainment of certain performance goals. The Company is recognizing compensation expense on these shares over the four-year vesting period. The weighted average fair value of the 2003 grant was $2.61. In addition, 100,000 shares were granted in 2003 to Paul A. Toback with restrictions that lapse upon a change in control of the Company, his death or termination of employment due to disability. The weighted average fair value of this grant cannot be determined due to the variable nature of the grant. Upon the retirement of the Company’s former CEO in December 2002, the Company recognized $926 of compensation expense relating to the conversion of 135,000 shares of restricted stock at a market price of $6.87 per share. Upon the resignation of the Company’s former CFO in April 2004, the Company recognized $465 of additional compensation expense relating to the conversion of 100,000 shares of restricted stock at a market price of $6.03 per share. In the eleven month period prior to the resignation, $138 of compensation expense was recognized on the shares which converted. Unearned compensation of $1,567 relating to all restricted stock as of December 31, 2004 is included in stockholders’ equity for the remaining unvested shares. See Note 21 of Notes to Consolidated Financial Statements for information on the lapsing of restrictions on the restricted stock under the 1996 Long-Term Incentive Plan.
      In November 1997, the Board of Directors of the Company adopted the Bally Total Fitness Holding Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased semi-annually at a price equal to the lesser of: (i) 95% of the fair market value of the Common Stock on the date when a particular offering commences or (ii) 95% of the fair market

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
value of the Common Stock on the date when a particular offering expires. For each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee’s elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under the Stock Purchase Plan commenced on January 1, 1998 and expired on March 31, 1998. Thereafter, offerings commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. In December 2002, an additional 250,000 shares were reserved for future issuance. At December 31, 2004, 28,778 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense was recorded by the Company in connection with this plan. In April 2005, the Company terminated the Stock Purchase Plan.

Note 18	Defined Contribution Plan
      The Company sponsored several defined contribution plans, including a 401(k), that provided retirement benefits for certain full-time employees. Eligible employees elected to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, were matched in various percentages by the Company. The Company’s matching contributions related to the plans totaled $862, $1,300 and $1,541 for 2004, 2003 and 2002, respectively. In the third quarter of 2004, the Company terminated the Management Retirement Savings Plan (“MRSP”), a non-qualified deferred compensation plan (“rabbi trust”) and paid out the entire amount to the key employees who participated in the plan.
      In accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer. In addition, the changes in fair value of the investments held in the rabbi trust are charged to expense in a matter similar to the treatment of trading securities. The investments are included in other current assets and a deferred compensation liability is recorded in other current liabilities. The investment balance included in other current assets was $216, $12,566 and $11,828 as of December 31, 2004, 2003 and 2002, respectively. The deferred compensation liability was $120, $12,869 and $10,120 as of December 31, 2004, 2003, and 2002, respectively.

Note 19	Related Party Transactions
      We have regular transactions in the normal course of business for fitness equipment and services with a company that employs a relative of John Wildman, Senior Vice President and Chief Operating Officer. During 2004 and 2003, the Company paid $3,279 and $2,379 to that company, respectively, for providing such goods and services.
      During 2002, Bally paid approximately $1,100 for goods and services from a company which employed a relative of Lee Hilman, who, until December 2002, was the Company’s Chief Executive Officer.

Note 20	Commitments and Contingencies
      Operating leases: The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $136,719, $134,362 and $128,661 for 2004, 2003 and 2002, respectively.
      Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 2004, exclusive of taxes, insurance, other expenses payable directly by the Company and

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
contingent rent, are $145,967, $143,513, $131,715, $118,904 and $102,315 for 2005 through 2009, respectively, and $505,370 thereafter.
      Other: The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, Plc. The lease has a 15 year term which began in May 2002, with current annual rental (subject to escalation) of $611. The Company believes that it does not have any obligation to perform under the guarantee as of December 31, 2004.
      Litigation:

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

Lawsuit in Oregon
      On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock. On November 28, 2005, the District Court granted the motion to dismiss plaintiff’s claims for breach of contract and fraud against all parties.

Securities and Exchange Commission Investigation
      In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.

Demand Letters
      On December 27, 2004, the Company received a stockholder demand that it bring actions or seek other remedies against parties potentially responsible for the Company’s accounting errors. The Board appointed a

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
Demand Evaluation Committee to evaluate that request. On June 21, 2005, the Company received a second, substantially similar, stockholder demand, which the Demand Evaluation Committee is evaluating along with the other stockholder demand. The Demand Evaluation Committee has retained independent counsel and its evaluation is continuing.

Arbitration Action with Household
      On August 6, 2003, the Company filed a Demand for Arbitration with the American Arbitration Association asserting claims against Household Credit Services (II), Inc. and Household Bank (SB), N.A. (collectively, “Household”). The Demand asserted claims for breach of contract and requested damages in excess of $34 million, an accounting and a declaratory judgment regarding the rights and responsibilities of the parties.
      Household filed an answering statement and counterclaim seeking $5,300 in damages from the Company and a declaration that the Company should share in future losses under the credit card program in an unspecified amount. The Company denied the allegations in the counterclaim. Hearings were held before a panel of arbitrators in June and September, 2004.
      On May 12, 2005, the arbitration tribunal overseeing the proceeding awarded damages to each party, resulting in a net award to the financial institution in the amount of approximately $14,300. On August 2, 2005, the Federal District Court for Northern Illinois affirmed the award to Household and entered a judgment against the Company. The Company paid Household $14,884 and satisfied the judgment, including interest, in full on August 18, 2005.

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
      For additional litigation matters, see Note 21 Subsequent Events.

Note 21	Subsequent Events

Audit Committee Investigation Findings
      In February 2005, the Company announced that the Audit Committee of its Board of Directors had completed its investigation into various accounting issues. The Audit Committee investigation was led by Bingham McCutchen LLP, who consulted with accounting experts PricewaterhouseCoopers LLP and Marshall Wallace. In addition, in connection with its representation of the Company in the SEC investigation,

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
Latham &Watkins LLP conducted an inquiry into the circumstances associated with the restatement of the prepaid dues account in the financial statements for 2003 and reported to the Audit Committee on the results of that inquiry. The Audit Committee investigation identified accounting errors, attributed responsibility for these errors to the Company’s former CEO and CFO and found improper conduct on the part of the Company’s then Controller and Treasurer. The Controller and Treasurer were subsequently terminated. The investigation also indicated that there were deficiencies in internal controls over financial reporting. See Item 9A of this Form 10-K for more complete details of management’s evaluation and report on Internal Controls Over Financial Reporting.

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

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Vesting of Restricted Stock under the 1996 Long-Term Incentive Plan
      On May 4, 2005, 1,320,500 shares of restricted stock became vested under the terms of the 1996 Long-Term Incentive Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control is defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investments Group, LLC, Liberation Investments Ltd., Liberation Investments, L.P. and Emmanuel R. Pearlman constituted such a change in control. Accordingly, 808,000 shares of restricted stock subject to four-year cliff vesting conditions and 512,500 shares of restricted stock subject to certain performance-based conditions lapsed. In connection with this event, $2,201 of unearned compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the time-based restricted shares, and $1,609 in compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the performance-based restricted shares. Existing employment agreements with certain executives contain tax consequence gross-up provisions the effects of which resulted in $977 in compensation reported as general and administrative expense in the three-months ended June 30, 2005.

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

Consent Solicitation
      On July 13, 2005, the Company commenced the solicitation of consents to extend the original waivers of defaults obtained on December 7, 2004 from holders of its Senior Notes and Senior Subordinated Notes (“Noteholders”) under the indentures governing the notes. On August 4 and 5, 2005, the Company received notices of default under the indentures following the expiration of the waiver of the financial reporting

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
covenant default on July 31, 2005. The notices commenced a 30-day cure period and a 10-day period after which a cross-default would have occurred under the Company’s Credit Agreement. Effective August 9, 2005, the Company entered into a consent with its lenders under the Credit Agreement to extend the 10-day period until August 31, 2005. On August 24 and August 30, the Company received consents from holders of a majority of its Senior Subordinated Notes and its Senior Notes, respectively, to extend the waivers until November 30, 2005. Effective August 24, 2005, the Company further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and Senior Notes, to exclude certain additional expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending March 31, 2006 and limits revolver borrowings under the Credit Agreement if the Company’s unrestricted cash exceeds certain levels. On November 1, 2005, the Company completed a consent solicitation of those holders of Senior Subordinated Notes who were not party to the August 24, 2005 consent agreement. Fees paid for these consents to the Noteholders consisted of cash payments of $4,865.6 and issuance of 1,903,206 shares of unregistered Common Stock. The solicitation agent was issued 232,000 shares of unregistered Common Stock as compensation for services rendered, while the lenders under the Credit Agreement were paid $2,925.6 in cash for their consents and amendment. In addition, on November 28, 2005, the Company entered into a Stock Purchase Agreement with the solicitation agent pursuant to which 409,314 shares of unregistered Common Stock were issued to the solicitation agent in exchange for $1,432.6, which equalled the consent fee the Company paid in cash to holders of the Senior Subordinated Notes in connection with the consent solicitation.

Crunch Purchase Agreement
      On September 16, 2005, the Company entered into a Purchase Agreement to sell all of its health clubs operating under the “Crunch Fitness” brand along with four additional health clubs operating under different brands in the San Francisco, California market as well as the Gorilla Sports brand, for a total purchase price of $45,000, subject to certain purchase price adjustments including, but not limited to, adjustments for taxes, insurance and rent. The Company retains all pre-closing liabilities associated with these health clubs. Closing of the transaction is subject to a number of significant closing conditions set forth in the Purchase Agreement, including consent to the transfer and release of the Company’s tenant and guarantee obligations by the lessors under the various leases for the facilities to be sold. While negotiations with all landlords are ongoing and we continue to diligently pursue obtaining these consents, the limited progress made to date in securing consents raises substantial doubt about the ability of both parties to successfully close the transaction. Furthermore, under the Purchase Agreement, either the Company or the purchaser may terminate the transaction if the closing has not occurred by December 31, 2005. There can be no assurance that the closing conditions will be satisfied prior to that date or that the transaction will close.

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

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Net Operating Loss Carryforwards
      Due to equity transactions that occurred in 2005, an ownership change for purposes of IRC Section 382 may have occurred. If an ownership change did occur, under the provisions of IRC Section 382 the utilization of some of the previously disclosed net operating loss and tax credit carryovers may be significantly limited.

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

Amendments to Employment Agreements
      In November 2005, the Company amended the employment contracts with Messrs. Toback, Landeck, Bassewitz, Morgan, and McDonald to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control” for issuances of equity by the Company. These amendments became effective only upon the filing of this Form 10-K.

Director Compensation
      In 2005, the Company increased the stipend for non-employee directors serving as committee chairmen from $2.0 to $7.5 per year. In addition, as of the date of this filing, the following additional compensation for

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
non-employee directors became effective: (i) for the 2005 fiscal year, an additional $50 cash retainer; (ii) the annual audit committee chairman stipend was raised to $25; (iii) subject to stockholder approval of an equity compensation plan, for fiscal years ending after December 31, 2005, an annual grant of $30 of equity compensation in the form of restricted stock and/or options; and (iv) subject to stockholder approval of an equity compensation plan, a grant of $20 of restricted stock in 2006 and 2007.

Engagement of J.P. Morgan Securities Inc.
      On November 29, 2005, the Company engaged J.P. Morgan Securities Inc. to advise the Company, together with The Blackstone Group, in exploring strategic alternatives, including potential equity transactions or the sale of businesses or assets.

Note 22	Quarterly Financial Data (Unaudited)
      Quarterly financial data for the years ended December 31, 2004 and 2003 is as follows:

	Quarter Ended

	March 31		June 30

	2004	2003	2004	2003

	(As Restated	(As Restated		(As Restated
	See Note 2)	See Note 2)		See Note 2)
	(In millions, except per share data)
Net revenues	259.0	247.6	265.5	256.1
Operating expenses	258.6	244.0	252.4	242.6

Operating income (loss)	.4	3.6	13.1	13.5
Income (loss) before cumulative effect of changes in accounting principles	(15.8)	(10.5)	(4.3)	(3.7)
Net income (loss)	(15.8)	(11.1)	(4.3)	(3.7)
Income (loss) before cumulative effect of changes in accounting principles:
Basic per common share	(0.48)	(0.34)	(0.13)	(0.11)
Diluted per common share	(0.48)	(0.34)	(0.13)	(0.11)

	Quarter Ended

	September 30		December 31

	2004	2003	2004	2003

		(As Restated		(As Restated
		See Note 2)		See Note 2)
	(In millions, except per share data)
Net revenues	264.8	250.0	258.7	249.2
Operating expenses	241.8	237.2	256.9	318.5

Operating income (loss)	23.0	12.8	1.8	(69.3)
Income (loss) before cumulative effect of changes in accounting principles	6.8	(4.8)	(17.0)	(86.4)
Net income (loss)	6.8	(4.8)	(17.0)	(86.4)
Income (loss) before cumulative effect of changes in accounting principles:
Basic per common share	0.21	(0.15)	(0.52)	(2.64)
Diluted per common share	0.21	(0.15)	(0.52)	(2.64)

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands, except share data)
      1. In the first quarter of 2003, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143).
      2. The Company’s operations are subject to seasonal factors.
      3. The Company has restated the results of all quarters of 2003 and 2002 and the first quarter of 2004 to reflect the restatements disclosed in Note 2.

Note 23	Supplemental Condensed Consolidating Financial Information
      Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture to the Bally Total Fitness Holding Corporation 10 1/2% Senior Notes due 2011 (“the Notes”) issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including substantially all domestic subsidiaries of Bally Total Fitness Holding Corporation. Non-Guarantor subsidiaries include Canadian operations and certain entities for real estate finance programs.
      As defined in the indenture to the Bally Total Fitness Holding Corporation 10 1/2% Senior Notes, due 2011, guarantor subsidiaries include:

59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehab of West Palm Beach, Inc.; Connecticut Coast Fitness Centers, Inc. (N/ K/ A Bally Total Fitness of Connecticut Coast, Inc.); Connecticut Valley Fitness Centers, Inc. (N/ K/ A/ Bally Total Fitness of Connecticut Valley, Inc.); Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Holiday Health & Fitness Centers of New York, Inc. (N/ K/ A Bally Total Fitness of Upstate New York, Inc.); Holiday Health Clubs and Fitness Centers, Inc. (N/ K/ A Bally Total Fitness of Colorado, Inc.); Holiday Health Clubs of the Southeast, Inc. (N/ K/ A Bally Total Fitness of the Southeast, Inc.); Holiday/ Southeast Holding Corp.; Holiday Spa Health Clubs of California (N/ K/ A Bally Total Fitness of California, Inc.); Holiday Universal, Inc. (N/ K/ A Bally Total Fitness of the Mid-Atlantic, Inc); Crunch Fitness International, Inc.; Jack La Lanne Fitness Centers, Inc. (N/ K/ A Bally Total Fitness of Greater New York, Inc.); Jack La Lanne Holding Corp.; Manhattan Sports Club, Inc. (N/ K/ A Bally Sports Clubs, Inc.); Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Physical Fitness Centers of Philadelphia, Inc. (N/ K/ A Bally Total Fitness of Philadelphia, Inc.); Providence Fitness Centers, Inc. (N/ K/ A Bally Total Fitness of Rhode Island, Inc.); Rhode Island Holding Company; Scandinavian Health Spa, Inc. (N/ K/ A Bally Total Fitness of the Midwest, Inc.); Scandinavian US Swim & Fitness, Inc. (N/ K/ A Bally Total Fitness of Minnesota, Inc.), Soho Ho LLC; Sportslife, Inc. (N/ K/ A Crunch Fitness International, Inc.); Sportslife Gwinnett, Inc. (N/ K/ A Crunch Fitness International, Inc.); Sportslife Roswell, Inc. (N/ K/ A Crunch Fitness International, Inc.); Sportslife Stone Mountain, Inc. (N/ K/ A Crunch Fitness International, Inc.); Sportslife Town Center II, Inc. (N/ K/ A Crunch Fitness International, Inc.); Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.

      The following tables present the condensed consolidating balance sheets at December 31, 2004 and December 31, 2003, and the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the years ended December 31, 2004, 2003, and 2002. These condensed consolidating financial statements reflect the restatements to the Company’s previously reported financial information for fiscal years 2002 and 2003, as previously described. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions.
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash	$—	$18,726	$451	$—	$19,177
Other current assets	—	29,365	1,345	—	30,710

Total current assets	—	48,091	1,796	—	49,887
Property and equipment, net	—	342,946	18,917	—	361,863
Goodwill, net	—	40,157	1,541	—	41,698
Trademarks, net	6,507	2,875	551	—	9,933
Intangible assets, net	—	6,953	956	—	7,909
Investment in and advances to subsidiaries	(743,351)	221,315	—	522,036	—
Other assets	14,248	10,859	3,172	—	28,279

	$(722,596)	$673,196	$26,933	$522,036	$499,569

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$49,965	$1,408	$—	$51,373
Income taxes payable	—	1,399	—	—	1,399
Accrued liabilities	21,403	83,247	6,576	—	111,226
Current maturities of long-term debt	11,899	3,382	6,846	—	22,127
Deferred revenues	—	317,197	6,074	—	323,271

Total current liabilities	33,302	455,190	20,904	—	509,396
Long-term debt, less current maturities	718,378	10,097	8,957	—	737,432
Net affiliate payable	—	577,456	58,012	(635,468)	—
Other liabilities	—	122,769	2,359	—	125,128
Deferred revenues	—	590,610	11,279	—	601,889
Stockholders’ equity (deficit)	(1,474,276)	(1,082,926)	(74,578)	1,157,504	(1,474,276)

	$(722,596)	$673,196	$26,933	$522,036	$499,569

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2003 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash	$—	$13,394	$246	$—	$13,640
Other current assets	—	32,371	1,485	—	33,856

Total current assets	—	45,765	1,731	—	47,496
Property and equipment, net	—	372,621	20,279	—	392,900
Goodwill, net	—	40,188	1,471	—	41,659
Trademarks, net	6,507	3,401	691	—	10,599
Intangible assets, net	—	8,663	1,346	—	10,009
Deferred income taxes	—	90	—	—	90
Investment in and advances to subsidiaries	(853,301)	221,315	—	631,986	—
Other assets	12,654	20,840	12,099	—	45,593

	$(834,140)	$712,883	$37,617	$631,986	$548,346

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$62,191	673	$—	$62,864
Deferred income taxes	—	836	—	—	836
Accrued liabilities	20,444	102,604	6,358	—	129,406
Current maturities of long-term debt	17,189	3,949	4,255	—	25,393
Deferred revenues	—	332,107	5,898	—	338,005

Total current liabilities	37,633	501,687	17,184	—	556,504
Long-term debt, less current maturities	573,335	14,998	116,345	—	704,678
Net affiliate payable	—	591,306	(45,642)	(545,664)	—
Other liabilities	—	120,937	1,454	—	122,391
Deferred revenues	—	598,927	10,954	—	609,881
Stockholders’ equity (deficit)	(1,445,108)	(1,114,972)	(62,678)	1,177,650	(1,445,108)

	$(834,140)	$712,883	$37,617	$631,986	$548,346

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$938,518	$37,464	$—	$975,982
Retail products	—	51,858	1,482	—	53,340
Miscellaneous	—	16,894	1,772	—	18,666

	—	1,007,270	40,718	—	1,047,988
Operating costs and expenses:
Membership services	—	703,135	29,606	—	732,741
Retail products	—	53,163	1,333	—	54,496
Advertising	—	60,347	1,255	—	61,602
General and administrative	3,828	69,829	2,320	—	75,977
Impairment of goodwill and other intangibles	—	293	112	—	405
Asset impairment charges	—	14,491	281	—	14,772
Depreciation and amortization	—	67,650	2,129	—	69,779

	3,828	968,908	37,036	—	1,009,772

Operating income (loss)	(3,828)	38,362	3,682	—	38,216
Equity in net income (loss) of subsidiaries	30,786	—	—	(30,786)	—
Interest expense	(59,582)	(5,545)	(8,728)	6,654	(67,201)
Foreign exchange gain	—	—	1,578	—	1,578
Other, net	2,368	80	2,208	(6,654)	(1,998)

	(26,428)	(5,465)	(4,942)	(30,786)	(67,621)

Income (loss) before income taxes	(30,256)	32,897	(1,260)	(30,786)	(29,405)
Income tax provision	—	(851)	—	—	(851)

Net income (loss)	$(30,256)	$32,046	$(1,260)	$(30,786)	$(30,256)

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2003 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$895,151	$34,715	$—	$929,866
Retail products	—	53,818	1,448	—	55,266
Miscellaneous	—	16,177	1,562	—	17,739

	—	965,146	37,725	—	1,002,871
Operating costs and expenses:
Membership services	—	696,307	29,924	—	726,231
Retail products	—	56,219	1,274	—	57,493
Advertising	—	51,732	1,771	—	53,503
General and administrative	3,599	48,586	1,461	—	53,646
Impairment of goodwill and other intangibles	—	54,469	36	—	54,505
Asset impairment charges	—	19,340	265	—	19,605
Depreciation and amortization	—	74,682	2,085	—	76,767

	3,599	1,001,335	36,816	—	1,041,750

Operating income (loss)	(3,599)	(36,189)	909	—	(38,879)
Equity in loss from continuing operations of subsidiaries	(48,589)	—	—	48,589	—
Interest expense	(50,511)	(9,634)	(10,594)	8,154	(62,585)
Foreign exchange gain	—	—	2,371	—	2,371
Other, net	25	73	5,577	(8,154)	(2,479)

	(99,075)	(9,561)	(2,646)	48,589	(62,693)

Loss from continuing operations before income taxes	(102,674)	(45,750)	(1,737)	48,589	(101,572)
Income tax provision	—	(1,102)	—	—	(1,102)

Loss from continuing operations	(102,674)	(46,852)	(1,737)	48,589	(102,674)
Discontinued operations
Loss from discontinued operations	(981)*	—	(981)	981	(981)
Loss on disposal	(1,699)*	—	(1,699)	1,699	(1,699)

Loss from discontinued operations	(2,680)	—	(2,680)	2,680	(2,680)

Loss before cumulative effect of change in accounting principle	(105,354)	(46,852)	(4,417)	51,269	(105,354)
Cumulative effect of change in accounting principle	(626)*	(626)	—	626	(626)

Net loss	$(105,980)	$(47,478)	$(4,417)	$51,895	$(105,980)

*	Equity in amounts from subsidiaries related to discontinued operations and cumulative effect of changes in accounting principles.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2002 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$832,581	$32,138	$—	$864,719
Retail products	—	52,391	1,366	—	53,757
Miscellaneous	—	17,850	1,521	—	19,371

	—	902,822	35,025	—	937,847
Operating costs and expenses:
Membership services	—	679,092	26,152	—	705,244
Retail products	—	57,964	1,184	—	59,148
Advertising	—	52,556	1,497	—	54,053
General and administrative	11,282	38,347	1,601	—	51,230
Impairment of goodwill and other intangibles	—	1,294	325	—	1,619
Asset impairment charges	—	16,320	1,938	—	18,258
Depreciation and amortization	—	80,871	1,290	—	82,161

	11,282	926,444	33,987	—	971,713

Operating income (loss)	(11,282)	(23,622)	1,038	—	(33,866)
Equity in loss from continuing operations of subsidiaries	(40,081)	—	—	40,081	—
Interest expense	(43,118)	(14,479)	(10,666)	8,592	(59,671)
Foreign exchange gain	—	—	731	—	731
Other, net	413	237	7,376	(8,592)	(566)

	(82,786)	(14,242)	(2,559)	40,081	(59,506)

Loss from continuing operations before income taxes	(94,068)	(37,864)	(1,521)	40,081	(93,372)
Income tax provision	—	(696)	—	—	(696)

Loss from continuing operations	(94,068)	(38,560)	(1,521)	40,081	(94,068)
Loss from discontinued operations	(1,821)*	—	(1,821)	1,821	(1,821)

Loss before cumulative effect of change in accounting principle	(95,889)	(38,560)	(3,342)	41,902	(95,889)
Cumulative effect of change in accounting principle	(5,036)*	(1,237)	(3,799)	5,036	(5,036)

Net loss	$(100,925)	$(39,797)	$(7,141)	$46,938	$(100,925)

*	Equity in amounts from subsidiaries related to discontinued operations and cumulative effect of changes in accounting principles.

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,256)	$32,046	$(1,260)	$(30,786)	$(30,256)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	1,149	68,939	3,110	—	73,198
Changes in operating assets and liabilities	3,077	(37,211)	9,661	—	(24,473)
Changes in net affiliate balances	—	(13,850)	93,654	(79,804)	—
Impairment of long-lived assets	—	14,784	393	—	15,177
Other, net	1,122	1,345	11	—	2,478

Cash provided by (used in) operating activities	(24,908)	66,053	105,569	(110,590)	36,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(48,910)	(830)	—	(49,740)
Acquisitions of businesses, net of cash acquired and other	—	(501)	—	—	(501)
Investment in and advances to subsidiaries	(110,590)	—	—	110,590	—

Cash used in investing activities	(110,590)	(49,411)	(830)	110,590	(50,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	154,000	—	—	—	154,000
Net repayments of other long-term debt	(14,246)	(11,310)	(104,965)	—	(130,521)
Debt issuance and refinancing costs	(4,862)	—	—	—	(4,862)
Stock purchase and options plans	606	—	—	—	606

Cash provided by (used in) financing activities	135,498	(11,310)	(104,965)	—	19,223
Increase (decrease) in cash	—	5,332	(226)	—	5,106
Effect of exchange rate changes on cash balances	—	—	431	—	431
Cash, beginning of year	—	13,394	246	—	13,640

Cash, end of year	$—	$18,726	$451	$—	$19,177

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in accounting principle	$(105,354)	$(46,852)	$(4,417)	$51,269	$(105,354)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	2,088	74,998	3,284	—	80,370
Changes in operating assets and liabilities	7,128	19,508	9,551	—	36,187
Changes in net affiliate balances	—	(35,643)	48,513	(12,870)	—
Impairment of long-lived assets	—	73,809	301	—	74,110
Other, net	2,839	2,067	(342)	—	4,564

Cash provided by (used in) operating activities	(93,299)	87,887	56,890	38,399	89,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(47,495)	(447)	—	(47,942)
Acquisitions of businesses, net of cash acquired and other	—	—	(269)	—	(269)
Investment in and advances to subsidiaries	38,399	—	—	(38,399)	—

Cash provided by (used in) investing activities	38,399	(47,495)	(716)	(38,399)	(48,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	(28,500)	—	—	—	(28,500)
Net borrowings (repayments) of other long-term debt	91,139	(38,917)	(52,182)	—	40
Debt issuance and refinancing costs	(8,471)	—	(1,943)	—	(10,414)
Stock purchase and options plans	732	—	—	—	732

Cash provided by (used in) financing activities	54,900	(38,917)	(54,125)	—	(38,142)
Increase in cash	—	1,475	2,049	—	3,524
Effect of exchange rate changes on cash balances	—	—	(2,011)	—	(2,011)
Cash, beginning of year	—	11,919	208	—	12,127

Cash, end of year	$—	$13,394	$246	$—	$13,640

BALLY TOTAL FITNESS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(All dollar amounts in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2002 (restated)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in accounting principle	$(95,889)	$(38,560)	$(3,342)	$41,902	$(95,889)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	2,217	81,102	2,609	—	85,928
Changes in operating assets and liabilities	115	75,660	1,799	—	77,574
Changes in net affiliate balances	—	(3,757)	(18,080)	21,837	—
Impairment of long-lived assets	—	17,614	2,263	—	19,877
Other, net	926	1,539	(731)	—	1,734

Cash provided by (used in) operating activities	(92,631)	133,598	(15,482)	63,739	89,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(82,600)	(7,595)	—	(90,195)
Acquisitions of businesses, net of cash acquired and other	—	(4,212)	(2,398)	—	(6,610)
Investment in and advances to subsidiaries	63,739	—	—	(63,739)	—

Cash provided by (used in) investing activities	63,739	(86,812)	(9,993)	(63,739)	(96,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	31,500	—	—	—	31,500
Net borrowings (repayments) of other long-term debt	(5,107)	(42,648)	25,555	—	(22,200)
Debt issuance and refinancing costs	(934)	—	(571)	—	(1,505)
Proceeds from exercise of warrants	2,513	—	—	—	2,513
Stock purchase and options plans	1,780	—	—	—	1,780
Purchases of common stock for treasury	(860)	—	—	—	(860)

Cash provided by (used in) financing activities	28,892	(42,648)	24,984	—	11,228
Increase (decrease) in cash	—	4,138	(491)	—	3,647
Effect of exchange rate changes on cash balances	—	—	444	—	444
Cash, beginning of year	—	7,781	255	—	8,036

Cash, end of year	$—	$11,919	$208	$—	$12,127

EXHIBIT INDEX
Bally Total Fitness Holding Corporation Form 10-K
For the Year Ended December 31, 2004

No.	Description

2.1	Purchase Agreement, dated September 16, 2005, among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Crunch Fitness International, Inc., Health & Tennis Corporation of New York, Inc., Jack La Lanne Fitness Centers, Inc., Soho Ho, LLC, Crunch L.A. LLC, 708 Gym, LLC, West Village Gym at the Archives LLC, 59th Street Gym, LLC, Flambe LLC, Ace, LLC, Crunch World, LLC, Crunch CFI, LLC, and AGT Crunch Acquisition LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 19, 2005).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated May 27, 2005).
3.3	Certificate of Designations for Series B Junior Participating Preferred Stock of Bally Total Fitness Holding Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 18, 2005).
4.1	Indenture dated as of October 7, 1997 between the Company and First Trust National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007, including the form of Old Note and form of New Note (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).
4.2	Warrant Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
4.3	Registration Rights Agreement dated as of December 29, 1995 between Bally Entertainment Corporation and the Company (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
4.4	Indenture dated as of December 16, 1998 between the Company and U.S. Bank Trust National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007, including the form of Series C Notes and form of Series D Notes (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).
4.5	Supplemental Indenture, dated as of December 7, 2004, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 7, 2004).
4.6	Supplemental Indenture, dated as of September 2, 2005, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 7, 2005).
4.7	Registration Rights Agreement dated as of December 16, 1998 among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).
4.8	Indenture dated as of July 2, 2003, between the Company and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011, including the form of the Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).

No.		Description

4.9		First Supplemental Indenture dated as of July 22, 2003, between the Company and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).
4.10		Supplemental Indenture, dated as of December 7, 2004, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 7, 2004).
4.11		Supplemental Indenture, dated as of September 2, 2005, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 7, 2005).
4.12		Rights Agreement, dated as of October 18, 2005, between Bally Total Fitness Holding Corporation and LaSalle Bank National Association, which includes the form of Certificate of Designations of the Series B Junior Participating Preferred Stock of Bally Total Fitness Holding Corporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 18, 2005).
+10	.1	The Company’s 1996 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
+10	.2	Inducement Plan and Award Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 8, 2005).
+10	.3	The Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
+10	.4	First Amendment dated as of November 21, 1997 to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to exhibit 10.15 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).
+10	.5	Second Amendment dated as of February 24, 1998 to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).
+*10	.6	Third Amendment dated as of June 10, 1999 to the Company’s 1996 Long-Term Incentive Plan.
+*10	.7	Fourth Amendment dated as of December 5, 2000 to the Company’s 1996 Long-Term Incentive Plan.
+*10	.8	Fifth Amendment dated as of June 6, 2002 to the Company’s 1996 Long-Term Incentive Plan.
+10	.9	The Company’s Management Retirement Savings Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1995).
+10	.10	First Amendment dated as of November 19, 1996 to the Company’s Management Retirement Savings Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1996).
+10	.11	Second Amendment dated as of February 24, 1998 to the Company’s Management Retirement Savings Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).
10.12		Separation Agreement for Lee S. Hillman dated as of December 10, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated December 11, 2002).
10.13		General Release and Settlement Agreement, made and entered into as of April 28, 2004, by and between John W. Dwyer and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated April 29, 2004).

No.		Description

+10	.14	Letter Agreement, dated March 19, 2003, between Bally Total Fitness Holding Corporation, SLS Management, LLC., and Scott L. Swid (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 21, 2003).
+10	.15	Employment Agreement effective as of January 1, 2003 between the Company and John H. Wildman (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).
+10	.16	Employment Agreement effective as of January 1, 2003 between the Company and William G. Fanelli (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).
+10	.17	Employment Agreement effective as of January 1, 2003 between the Company and Cary A. Gaan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).
*+10	.18	Form of Amendment to Employment Agreements with Paul A. Toback, Carl J. Landeck, Marc D. Bassewitz, Harold Morgan and James A. McDonald, effective as of the date of the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
+10	.19	Employment Agreement effective as of January 1, 2004 between the Company and Paul A. Toback (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 24, 2004).
+10	.20	Employment Agreement effective as of January 1, 2005, between the Company and Marc D. Bassewitz (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of November 24, 2004).
+10	.21	Employment Agreement effective as of March 8, 2005 between the Company and Harold Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of March 8, 2005).
+10	.22	Employment Agreement effective as of March 22, 2005, between the Company and Carl J. Landeck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of March 22, 2005).
+10	.23	Employment Agreement effective as of May 2, 2005, between the Company and James A. McDonald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 25, 2005).
10.24		Credit Agreement dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the several banks and other financial institutions as parties thereto, JPMorgan Chase Bank, as agent, Deutsche Bank Securities Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 14, 2004).
*10	.25	Amended and Restated Guarantee and Collateral Agreement dated as of October 14, 2004, made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent.
10.26		First Amendment and Waiver, dated as of March 31, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 4, 2005).
10.27		Consent dated as of August 9, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, as amended by the First Amendment and Waiver dated March 31, 2005, among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of August 12, 2005).

No.		Description

10.28		Second Amendment and Waiver dated as of August 24, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of August 25, 2005).
10.29		Consent dated as of October 17, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, as amended as of March 31, 2005, August 9, 2005 and August 30, 2005 among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 21, 2005).
10.30		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.31		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Cascade Investment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.32		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Arrow Investment Partners (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.33		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Bill & Melinda Gates Foundation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.34		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
14		Code of Business Conduct, Practices and Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 001-13997, filed April 29, 2004).
16		Letter re change in certifying accountants (incorporated by reference to Exhibit 16 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).
*21		List of subsidiaries of the Company.
*23		Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

E-4