Form 10-Q
period 2005-03-31
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS HOLDING CORP; 59TH STREET GYM LLC; ACE LLC; BALLY FRANCHISE RSC INC; BALLY FITNESS FRANCHISING INC; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF MISSOURI INC
filed 2005-11-30
CIK 1062982, 1265319, 770944, 1265235, 1265236, 1265238, 1265239, 1265241, 1265242, 1265243

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number: 001-13997
BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (773) 380-3000
SEE TABLE OF ADDITIONAL REGISTRANTS
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No: ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: ☑ No: ☐
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
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
          The Company is filing this Quarterly Report on Form 10-Q for the three-month period ended March 31, 2005. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and the first quarter of 2004, should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	March 31	December 31
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash	$33,341	$19,177
Deferred income taxes	—	471
Other current assets	34,443	30,239

Total current assets	67,784	49,887

Property and equipment, less accumulated depreciation and amortization of $728,120 and $713,222	353,191	361,863
Goodwill, net	41,732	41,698
Trademarks, net	9,801	9,933
Intangible assets, less accumulated amortization of $21,963 and $21,565	7,476	7,909
Other assets	27,409	28,279

	$507,393	$499,569

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$49,662	$51,373
Income taxes payable	1,496	1,399
Deferred income taxes	505	—
Accrued liabilities	106,698	111,226
Current maturities of long-term debt	20,158	22,127
Deferred revenues	332,443	323,271

Total current liabilities	510,962	509,396

Long-term debt, less current maturities	731,934	737,432
Deferred rent liability	108,786	101,911
Deferred income taxes	767	1,637
Other liabilities	29,114	21,580
Deferred revenues	598,293	601,889

Total liabilities	1,979,856	1,973,845
Stockholders’ equity (deficit)	(1,472,463)	(1,474,276)

	$507,393	$499,569

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31
	2005	2004
		(As Restated
		See Note 2)
Net revenues:
Membership services	$249,947	$238,987
Retail products	14,308	15,026
Miscellaneous	4,741	5,033

	268,996	259,046

Operating costs and expenses:
Membership services	182,851	191,490
Retail products	13,381	14,418
Advertising	17,668	19,631
General and administrative	18,335	15,880
Depreciation and amortization	17,048	17,233

	249,283	258,652

Operating income	19,713	394

Interest expense	(18,335)	(15,912)
Foreign exchange gain	207	53
Other, net	75	(114)

	(18,053)	(15,973)

Income (loss) before income taxes	1,660	(15,579)
Income tax provision	(259)	(213)

Net income (loss)	$1,401	$(15,792)

Basic and diluted income (loss) per common share:	$0.04	$(0.48)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(In thousands, except share data)
(Unaudited)

							Accumulated
	Common stock					Common	other	Total
		Par	Contributed	Accumulated	Unearned	stock in	comprehensive	stockholders’
	Shares	value	capital	deficit	compensation	treasury	income (loss)	equity (deficit)
Balance at December 31, 2004	34,013,805	$347	$647,367	$(2,106,391)	$(1,567)	$(11,635)	$(2,397)	$(1,474,276)

Net income				1,401				1,401

Cumulative translation adjustment							119	119

Restricted stock activity	396,000	4	1,359		(1,232)			131

Issuance of common stock under stock purchase and option plans	28,328		162					162

Balance at March 31, 2005	34,438,133	$351	$648,888	$(2,104,990)	$(2,799)	$(11,635)	$(2,278)	$(1,472,463)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31
	2005	2004
		(As Restated
		See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,401	$(15,792)
Adjustments to reconcile to cash provided by operating activities—
Depreciation and amortization, including amortization included in interest expense	18,122	18,101
Changes in operating assets and liabilities	4,176	10,972
Deferred income taxes, net	106	106
Foreign currency translation gain	(207)	(53)
Stock-based compensation	131	235

Cash provided by operating activities	23,729	13,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(8,430)	(12,816)
Other	—	(117)

Cash used in investing activities	(8,430)	(12,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	3,563	8,000
Net repayments of other long-term debt	(5,128)	(9,918)
Debt issuance and refinancing costs	—	(325)
Proceeds from issuance of common stock under stock purchase and option plans	162	310

Cash used in financing activities	(1,403)	(1,933)

Increase (decrease) in cash	13,896	(1,297)
Effect of exchange rate changes on cash balance	268	511
Cash, beginning of period	19,177	13,640

Cash, end of period	$33,341	$12,854

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Three months ended
	March 31
	2005	2004
		(As Restated
		See Note 2)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities:
Decrease (increase) in other current and other assets	$(3,930)	$401
Decrease in accounts payable	(1,749)	(5,172)
Increase in income taxes payable	97	1,673
Increase in accrued and other liabilities	4,182	8,557
Increase in deferred revenues	5,576	5,513

Change in operating assets and liabilities	$4,176	$10,972

Cash payments for interest and income taxes were as follows —
Interest paid	$16,844	$16,482
Interest capitalized	(68)	(458)
Income taxes paid (refund), net	57	(621)

Investing and financing activities exclude the following non-cash transactions —
Acquisitions of property and equipment through capital leases/borrowings	$140	$2,128
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 1 Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 416 fitness centers at March 31, 2005 concentrated in 29 states and Canada. Additionally, as of March 31, 2005, 26 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on November 30, 2005.
     All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2005, its consolidated statements of operations for the three months ended March 31, 2005 and 2004, its consolidated statement of stockholders’ equity (deficit) and comprehensive income (loss) for the three months ended March 31, 2005, and its consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.
     The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2005 presentation.
Seasonal factors
     The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results of operations for the full year.
Market risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%.
Note 2 Restatements and Reclassifications
     The Company has restated its consolidated financial statements for the three months ended March 31, 2004. These restatements have been grouped into the following categories:
(a)	Restatements arising from the findings of the investigation conducted by the audit committee of the Board of Directors; and

(b)	Other corrections of errors in prior periods.
The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flow.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

	Consolidated Statement of Operations
	Three Months Ended March 31, 2004
		As		Reclass-
	Reference	Reported	Adjustments	ifications	Restated

Net revenues:
Membership services		$224,885	$—	$—	$238,987
	(a)(i)		7,508	20,137
	(a)(v)		129
	(b)(i)		(10,886)
	(b)(ii)		(2,566)
	(b)(xix)		(220)
Retail products		15,026			15,026
Miscellaneous		4,832			5,033
	(a)(i)		197
	(a)(v)		33
	(b)(ix)		(29)

		244,743	(5,834)	20,137	259,046

Operating costs and expenses:
Membership services		193,894			191,490
	(a)(v)		64
	(b)(iii)		(1,401)
	(b)(iv)		40
	(b)(xiii)		(150)
	(b)(xvi)		81
	(b)(xvii)		(780)
	(b)(xix)		(258)
Retail products		14,515			14,418
	(b)(xiv)		(97)
Advertising		19,838			19,631
	(b)(xvii)		(207)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Consolidated Statement of Operations — (continued)
Three Months Ended March 31, 2004
		As		Reclass-
	Reference	Reported	Adjustments	ifications	Restated

Operating costs and expenses—continued:
General and administrative		14,362			15,880
	(b)(iv)		(31)
	(b)(v)		605
	(b)(xvii)		843
	(b)(xix)		101
Depreciation and amortization		19,106			17,233
	(b)(iii)		4,209
	(b)(v)		(535)
	(b)(vi)		522
	(b)(vii)		(5,508)
	(b)(viii)		619
	(b)(xi)		(734)
	(b)(xii)		(142)
	(b)(xix)		(304)

		261,715	(3,063)	—	258,652

Operating income (loss)		(16,972)	(2,771)	20,137	394
Finance charges earned		20,137	—	(20,137)	—
	(b)(xviii)		53
Interest expense		(16,536)			(15,912)
	(a)(iv)		(165)
	(a)(v)		(98)
	(b)(iii)		220
	(b)(xvii)		751
	(b)(xix)		(84)
Foreign exchange gain		—			53
Other, net		(114)			(114)

		3,487	677	(20,137)	(15,973)

Loss before income taxes		(13,485)	(2,094)	—	(15,579)
Income tax provision		(300)			(213)
	(b)(xx)		87

Net loss		$(13,785)	$(2,007)	$—	$(15,792)

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
(i)	Accounting for membership revenue in accordance with Staff Accounting Bulletin No. 101—The Audit Committee determined that the Company improperly implemented Staff Accounting Bulletin (“SAB”) No. 101 in a prior period. Specifically, after the Company’s adoption of SAB No. 101, revenue was recognized over the average contractual life of twenty-two months. As a part of this restatement, the Company has modified its membership revenue recognition methodology such that membership revenue is earned on a straight-line basis over the longer of the initial membership term or the estimated membership life. The impact of this change resulted in an increase in membership services revenue and miscellaneous revenue of $7,508 and $197, respectively for the three months ended March 31, 2004.

(ii)	Expense membership acquisition costs when incurred—The Audit Committee determined that the Company improperly accounted for membership acquisition costs by improperly deferring certain costs in 2002 and prior. This adjustment had no impact on the financial statements for the three months ended March 31, 2004.

(iii)	Adoption of cash basis for recoveries of unpaid dues on inactive memberships—The Audit Committee determined that the Company should have adopted the cash basis for recoveries of unpaid dues on inactive memberships prior to 2003. This adjustment had no impact on the financial statements for the three months ended March 31, 2004.

(iv)	Unrecorded payment obligations—The Audit Committee identified that the Company had improperly accounted for $22,000 of face amount repayment obligations due in 2015 or later on membership contracts sold by a subsidiary before Bally acquired it in the late 1980s. The impact of this change resulted in an increase in interest expense of $165 for the three months ended March 31, 2004.

(v)	Sales of future receivables—As a result of adopting accounting for revenue in accordance with SAB No. 101, the Company had to amend its accounting treatment of the sale of receivables from the sale of financial assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to debt treatment in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-18, “Sale of Future Receivables.” The change had no impact on net loss for the three months ended March 31, 2004. However, the change increased membership services revenue $129, miscellaneous revenue $33, membership services expense $64 and interest expense $98 for the three months ended March 31, 2004 respectively.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(b) Correction of Errors
During the course of the preparation of its financial statements for the year-ended December 31, 2004, the Company determined that previously reported financial information required restatement for certain errors. Below is a description of the adjustments made to correct these errors.
(i)	Accounting for membership revenue for multiple element arrangements — The Company enters into contracts that include a combination of (i) health club services, (ii) personal training services, and (iii) nutritional products. The Company improperly separated these multiple element arrangements into multiple units of accounting resulting in premature recognition of early delivered nutritional products and personal training services. As a part of this restatement, the Company has modified its membership revenue recognition policy to treat these arrangements as single units of accounting and recognize revenue for these arrangements on a straight-line basis over the later of when collected or earned. For the three months ended March 31, 2004, this adjustment resulted in a decrease in membership services revenue of $10,886.

(ii)	Accounting for prepaid personal training services—In prior periods, the Company inappropriately estimated deferred revenue related to personal training services that had been paid for but not yet earned. The impact of this is a decrease in membership services revenue of $2,566.

(iii)	Lease accounting— Like other companies with significant leasehold improvements, in early 2005 we performed review of our accounting policies and practices with respect to leases. As a result of this internal review, we concluded that certain of our historical methods of accounting for leases with escalating rental obligations, tenant improvement allowances and of determining lives used in the calculation of depreciation of leasehold improvements were not in accordance with U.S. generally accepted accounting principles.
a.	In prior periods, the Company did not recognize rent expense on club leases with escalating rental obligations using the required straight-line rent method. For purposes of calculating straight-line rent expense (and depreciating leasehold improvements (see below)), the Company uses the contractual lease term, beginning on the rent commencement date.

b.	In prior periods, the Company reflected tenant allowances as a reduction to property and equipment on the Condensed Consolidated Balance Sheets and amortized these amounts, and the related leasehold improvements, to depreciation and amortization expense in the Consolidated Statements of Operations. Additionally, the Company reflected tenant allowances as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. The Company has determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”, requires these allowances to be recorded as deferred rent liabilities on the Condensed Consolidated Balance Sheets and requires these allowances to be amortized as a reduction to membership services expense on the Consolidated Statements of Operations. Additionally, these rules require tenant allowances to be reflected as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

c.	Historically, the Company depreciated leasehold improvements over the contractual term of the lease. The Company also depreciated leasehold improvements acquired subsequent to store opening, such as remodels, over the contractual term of the lease. In both instances, optional renewal periods were included in the contractual term of the lease if renewal was reasonably assured at the time the asset was placed in service. The Company have concluded that such leasehold improvements should be depreciated over the lesser of the assets economic life, with a maximum of 15 years, or the contractual term of the lease, excluding all renewal options. The Company’s club leases generally have a term of 10 to 15 years and provide options to renew for between 5 to 15 additional years.
For the three months ended March 31, 2004, there was a decrease in membership services expense of $1,401 and interest expense of $220, and an increase in depreciation and amortization expense of $4,209.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(iv)	Self-insurance liabilities—The Company concluded that our previous methodologies for estimating our self-insured workers’ compensation, health and life and general insurance claims resulted in a net understatement of our self-insured liabilities. For the three months ended March 31, 2004, there was an increase in membership services expense of $40 and a decrease in general and administrative expense of $31.

(v)	Deferred expense recognition for IT services—The Company improperly deferred recognition of internal and external costs incurred to develop internal-use computer software. For the three months ended March 31, 2004, there was an increase in general and administrative expense of $605 and a decrease in depreciation and amortization expense of $535.

(vi)	Valuation of goodwill—The Company incorrectly calculated the amount of consideration paid in certain acquisitions due to the use of improper dates for valuing the common stock issued. In addition, the Company did not identify all intangible assets acquired in certain acquisitions (see “Identification of separately identifiable assets apart from goodwill”). Further, the Company concluded that our practice of amortizing goodwill over 40 years was inconsistent with the maximum reasonably likely duration of material benefit from the acquired goodwill. We determined that the Company did not properly apply the guidance in FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of” to measure the amount of impairment losses. In addition, the Company determined conditions at various dates which indicated the carrying amounts of fixed assets were impaired, but determined that impairment analyses had not been performed even though trigger events were present. As a result, the Company performed the impairment analyses not previously completed for the periods being restated and recorded impairment adjustments as applicable. The effect of these adjustments for the three months ended March 31, 2004 include an increase in depreciation and amortization expense of $522.

(vii)	Valuation of fixed assets—The Company determined that the Company did not properly apply the guidance in FASB Statement No. 121 to measure the amount of impairment losses. The Company determined conditions at various dates which indicated the carrying amounts of fixed assets were impaired, but determined that impairment analyses had not been performed even though trigger events were present. As a result, the Company performed the impairment analyses not previously completed for the periods being restated and recorded impairment adjustments as applicable. This correction resulted in a reduction in depreciation and amortization expense of $5,508 for the three months ended March 31, 2004.

(viii)	Identification of separately identifiable assets apart from goodwill—The Company concluded that our previous method of allocating the excess of the purchase price over the fair market value of assets acquired to goodwill resulted in an overstatement of goodwill. Specifically, in applying Accounting Principles Board (“APB”) Opinion 16, “Business Combinations,” the Company should have allocated a portion of the excess to certain separately identifiable intangible assets: a) “Membership Relations” which represents the fair market value of relationships with existing members as of the acquisition date: b) “Non-compete Agreements” which represents the fair market value of the non-competition agreement with the seller of the company: c) “Trade name” which represents the fair market value of the trade names associated with the acquired operations, and; c) “Leasehold Rights” which represents the estimate of the favorable and unfavorable lease agreements in place as of the acquisition date. The impact of this correction was an increase in depreciation and amortization expense of $619.

(ix)	Escheatment obligations—The Company determined that the liability for the potential escheatment of certain payroll-related and supplier-related checks was understated. For the three months ended March 31, 2004, this adjustment resulted in a decrease in miscellaneous revenue of $29.

(x)	Capitalized advertising—The Company determined that our previous method of deferring recognition of production costs over the estimated life of the advertising resulted in an overstatement of capitalized advertising and that the cost of advertising should be expensed no later than the first time the advertising takes place. This adjustment had no impact on the financial statements for the three months ended March 31, 2004.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
(xi)	Capitalized maintenance—The Company improperly deferred recognition of internal compensation costs incurred in conjunction with the build out of various clubs. These payments should have been recorded as an expense when services were rendered, rather than deferred and recorded as an expense in later periods. For the three months ended on March 31, 2004, these adjustments resulted in a decrease in depreciation and amortization expense of $734.

(xii)	Presale costs—The Company determined that our previous method of deferring rent costs associated with club leases during the construction period resulted in an overstatement of leasehold improvements and that the rent costs during the construction period should be expensed as paid. For the three months ended March 31, 2004, these adjustments resulted in a decrease in depreciation and amortization expense of $142.

(xiii)	Other capitalized costs—As part of the restatement, the Company determined that other capitalized costs, none of which were individually significant, should have been expensed as paid. For the three months ended March 31, 2004, these adjustments resulted in a decrease in membership service expense of $150.

(xiv)	Retail Inventory—The Company determined that the recorded value of retail inventories were overstated, primarily as a result of differences in physical count and as a result of incorrect accounting for cost of goods sold. These adjustments resulted in a decrease in retail products expense of $97 for the three months ended March 31, 2004.

(xv)	Equipment inventory—The Company determined that the Company’s accounting for equipment trade-ins resulted in an overstatement of the cost basis of the Company’s investment in exercise equipment. This adjustment had no impact on the financial statements for the three months ended March 31, 2004.

(xvi)	Asset impairment—The Company assessed its long-lived assets for indicators of impairment based on operational performance. Impairment was determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. For identified impairments, a loss was recorded equal to the excess of the asset’s net book value over the asset’s fair value. The impact of these adjustments was an increase in membership services expense of $81 for the three months ended March 31, 2004.

(xvii)	Period-end accruals and other out of period items—The Company identified obligations that were not properly accrued for as of the end of an accounting period. As part of the restatement, these out of period items are being recognized in the period in which the underlying transaction occurred. These adjustments resulted in decreases in membership services expense of $780, advertising expense of $207, and interest expense of $751 and an increase in general and administrative expense of $843 for the three months ended March 31, 2004.

(xviii)	Foreign exchange gain—The Company determined gains and losses from various foreign currency transactions, such as those relating to management fees and, although not significant, the settlement of foreign receivables or payables, were not properly accounted for in prior periods. These adjustments resulted in a foreign exchange gain of $53 for the three months ended March 31, 2004.

(xix)	Other—As part of the restatement, other adjustments were identified, none of which were individually significant. For the three months ended March 31, 2004, these adjustments decreased membership services revenue $220, membership services expense $258 and depreciation and amortization expense $304 and increased general and administrative expense $101 and interest expense $84.

(xx)	Effect of restatement on tax accounts—The Company determined it has overprovided for tax expense. The impact of this adjustment was a decrease to income tax provision of $87 for the three months ended March 31, 2004.
       Changes to the Consolidated Statement of Cash Flows—As a result of the restatement adjustments described herein, the reported components of the Consolidated Statements of Cash Flows have been adjusted to conform to the restated balances and amounts. As a result, the following cash flows have been restated from their previously reported balances for the three months ended March 31, 2004:

Cash provided by operating activities:
As reported	$9,373
As restated	13,569

Restatement adjustment	4,196

Cash used in investing activities:
As reported	(10,081)
As restated	(12,933)

Restatement adjustment	(2,852)

Cash used in financing activities:
As reported	(589)
As restated	(1,933)

Restatement adjustment	(1,344)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 3 Debt
     At March 31, 2005 the Company had $4,000 in borrowings and $9,678 of letters of credit outstanding under the $100,000 revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit which are limited to $30,000. At March 31, 2005, the average rate on borrowings under the revolving credit and term loan facility was 7.04%. On March 31, 2005, the Company entered into an amendment and waiver to its term loan and revolving credit facility that, among other things, excluded certain expenses incurred by the Company in connection with the SEC and Department of Justice investigations and other matters from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements. As of March 31, 2005, the Company was in compliance with the terms of the Credit Agreement as amended.
     The Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement at March 31, 2005. As a result, the outstanding amount of $4,040 has been classified as current.
Note 4 Deferred Revenue

	For the three months ended March 31, 2005

	Balance at			Balance at
	December 31,		Revenue	March 31
	2004	Additions	Recognized	2005

Deferral of receipts from financed members:
Initial term payments	$542,886	$88,296	$(89,794)	$541,388
Down payments	105,482	16,026	(13,505)	108,003
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	124,884	11,938	(11,151)	125,671
Advance payments of periodic dues and membership fees	130,399	107,313	(107,079)	130,633
Deferral of receipts for personal training services	21,509	31,950	(28,418)	25,041

	$925,160	$255,523	$(249,947)	$930,736

	For the three months ended March 31, 2004 (As Restated See Note 2)

	Balance at			Balance at
	December 31,		Revenue	March 31
	2003	Additions	Recognized	2004

Deferral of receipts from financed members:
Initial term payments	$535,392	$83,545	$(79,633)	$539,304
Down payments	111,656	16,421	(14,501)	113,576
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	135,082	5,887	(8,475)	132,494
Advance payments of periodic dues and membership fees	145,938	106,123	(107,445)	144,616
Deferral of receipts for personal training services	19,818	32,524	(28,933)	23,409

	$947,886	$244,500	$(238,987)	$953,399

Note 5 Membership Services

	Three months ended March 31

	2005	2004

		(As Restated
		See Note 2)
Membership	$221,529	$210,054
Personal training	28,418	28,933

	$249,947	$238,987

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 6 Income (loss) per Common Share
     Income (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

	Three Months Ended March 31

	2005	2004

Weighted average number of common shares outstanding	32,943,842	32,718,196
Effect of outstanding stock options and warrants	324,553	699,332

Diluted weighted average number of shares outstanding	33,268,395	33,417,528

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	4,878,403	3,533,406
Range of exercise prices per share:
High	$36.00	$36.00
Low	$4.11	$7.00
Note 7 Income Taxes
     At March 31, 2005 the Company had approximately $619,000 of federal net operating loss carryforwards and approximately $5,896 of alternative minimum tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards begin to expire in 2011 and fully expire in 2025. In addition, the Company has substantial state loss carryforwards which begin to expire in 2005 and fully expire in 2025. Based on the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company will continue to review and evaluate the valuation allowance. At March 31, 2005 the Company’s deferred tax asset, net of valuation allowance and deferred tax liability, is nil.
Note 8 Stock Plans
     The Company accounts for its stock-based compensation plans, described in the Company’s 2004 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations”. No stock-based employee compensation cost related to option plans was reflected in net income (loss), as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company has recorded compensation expense related to the restricted stock grants which vest over time. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock–Based Compensation–Transition and Disclosure”, the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation, to stock-based employee compensation”.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

	Three months ended
	March 31
	2005	2004
		(As Restated
		See Note 2)
Net income (loss), as reported	$1,401	$(15,792)
Plus: stock-based compensation expense included in net income (loss)	127	257
Less: stock-based compensation expense determined under fair value based method	(822)	(1,717)

Pro forma net income (loss)	$706	$(17,253)

Basic and diluted income (loss) per common share
As reported	$0.04	$(0.48)
Pro forma	0.02	(0.53)
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
   Equity Inducement Plan
     On March 8, 2005, the Company adopted an Inducement Plan as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. As of November 30, 2005, 385,000 restricted shares and stock options covering an additional 153,000 shares have been granted. The restricted shares vested in May and September 2005 under the terms of the Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisitions on May 4, 2005 of the Company’s Common Stock by Liberation Investments Group, LLC, Liberation Investments Ltd., Liberation Investments, L.P. and Emmanuel R. Pearlman and on September 6, 2005 by Pardus Capital Management L.P. constituted such a change in control.
Note 9 Guarantees
     The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, PLC. The lease has a 15 year term which began in May 2002, with current annual rental (subject to escalation) of $611. The Company believes that it does not have any obligation to perform under the guarantee as of March 31, 2005.
Note 10 Investigations, Disputes and Legal Proceedings
            In February 2005, the Company announced that the Audit Committee of its Board of Directors had completed its investigation into various accounting issues. The Audit Committee investigation was led by Bingham McCutchen LLP, who consulted with accounting experts PricewaterhouseCoopers LLP and Marshall Wallace. In addition, in connection with its representation of the Company in the SEC investigation, Latham & Watkins LLP conducted an inquiry into the circumstances associated with the restatement of the prepaid dues account in the financial statements for 2003 and reported to the Audit Committee on the results of that inquiry. The Audit Committee investigation identified accounting errors, attributed responsibility for these errors to the Company’s former CEO and CFO and found improper conduct on the part of the Company’s then Controller and Treasurer. The Controller and Treasurer were subsequently terminated. The investigation also indicated that there were deficiencies in internal controls over financial reporting. See Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2004 for more complete details of management’s evaluation and report on Internal Controls Over Financial Reporting.
      Costs incurred as a result of the Audit Committee investigation, costs of restating and auditing previously released financial statements, costs of the 2004 audit, costs of cooperating with the various government agencies investigating matters discussed in the press release, attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided in the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified, and related class action litigation are reflected in “General and Administrative” expenses in the Consolidated Statements of Operations. These costs consist of legal and other professional fees. The Company received payments of $3,200, $600 and $400 in June 2005, July 2005 and September 2005, respectively, for reimbursement of costs incurred pursuant to the Company’s Director and Officer insurance policy.
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
The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on the Company’s financial condition or results of operations.

In addition, the Company is and has been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operation. However, the Company cannot provide assurances that we will be able to successfully defend or settle all pending or future purported class action claims, and the Company’s failure to do so may have a material adverse effect on its financial condition or results of operations.

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
   Net Operating Loss Carryforwards
     Due to equity transactions that occurred in 2005, an ownership change for purposes of IRC Section 382 may have occurred. If an ownership change did occur, under the provisions of IRC Section 382 the utilization of some of the previously disclosed net operating loss and tax credit carryforwards may be significantly limited. As described in Note 7, a valuation allowance has been provided to reduce the related deferred tax asset to nil.
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
   Amendments to Employment Agreements
     In November 2005, the Company amended the employment contracts with Mr. Paul A. Toback, President and Chief Executive Officer, Mr. Carl J. Landeck, SVP and Chief Financial Officer, Mr. Marc D. Bassewitz, SVP and General Counsel, Mr. Harold Morgan, SVP and Chief Administrative Officer and Mr. James A. McDonald, SVP and Chief Marketing Officer to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control” for issuances of equity by the Company. These amendments became effective only upon the filing of the Annual Report on Form 10-K for the year ended December 31, 2004.
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
     The following tables present the condensed consolidating balance sheets at March 31, 2005 and December 31, 2004, the condensed consolidating statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidating statements of cash flows for the three months ended March 31, 2005 and 2004.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash	$—	$32,411	$930	$—	$33,341
Other current assets	—	33,102	1,341	—	34,443

Total current assets	—	65,513	2,271	—	67,784

Property and equipment, net	—	335,087	18,104	—	353,191
Goodwill, net	—	40,225	1,507	—	41,732
Trademarks, net	6,507	2,773	521	—	9,801
Intangible assets, net	—	6,583	893	—	7,476
Investment in and advances to subsidiaries	(743,267)	221,315	—	521,952	—
Other assets	13,460	10,753	3,196	—	27,409

	$(723,300)	$682,249	$26,492	$521,952	$507,393

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$49,291	$371	$—	$49,662
Income taxes payable	—	1,496	—	—	1,496
Deferred income taxes	—	505	—	—	505
Accrued liabilities	19,907	80,348	6,443	—	106,698
Current maturities of long-term debt	10,852	3,079	6,227	—	20,158
Deferred revenues	—	326,299	6,144	—	332,443

Total current liabilities	30,759	461,018	19,185	—	510,962

Long-term debt, less current maturities	718,404	5,148	8,382	—	731,934
Net affiliate payable	—	557,185	58,743	(615,928)	—
Other liabilities	—	136,308	2,359	—	138,667
Deferred revenues	—	586,882	11,411	—	598,293
Stockholders’ equity (deficit)	(1,472,463)	(1,064,292)	(73,588)	1,137,880	(1,472,463)

	$(723,300)	$682,249	$26,492	$521,952	$507,393

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash	$—	$18,726	$451	$—	$19,177
Other current assets	—	29,365	1,345	—	30,710

Total current assets	—	48,091	1,796		49,887

Property and equipment, net	—	342,946	18,917	—	361,863
Goodwill, net	—	40,157	1,541	—	41,698
Trademarks, net	6,507	2,875	551	—	9,933
Intangible assets, net	—	6,953	956	—	7,909
Investment in and advances to subsidiaries	(743,351)	221,315	—	522,036	—
Other assets	14,248	10,859	3,172	—	28,279

	$(722,596)	$673,196	$26,933	$522,036	$499,569

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$49,965	$1,408	$—	$51,373
Income taxes payable	—	1,399	—	—	1,399
Accrued liabilities	21,403	83,247	6,576	—	111,226
Current maturities of long-term debt	11,899	3,382	6,846	—	22,127
Deferred revenues	—	317,197	6,074	—	323,271

Total current liabilities	33,302	455,190	20,904	—	509,396

Long-term debt, less current maturities	718,378	10,097	8,957	—	737,432
Net affiliate payable	—	577,456	58,012	(635,468)	—
Other liabilities	—	122,769	2,359	—	125,128
Deferred revenues	—	590,610	11,279	—	601,889
Stockholders’ equity (deficit)	(1,474,276)	(1,082,926)	(74,578)	1,157,504	(1,474,276)

	$(722,596)	$673,196	$26,933	$522,036	$499,569

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership	$—	$240,208	$9,739	$—	$249,947
Retail products	—	13,946	362	—	14,308
Miscellaneous	—	4,323	418	—	4,741

	—	258,477	10,519	—	268,996

Operating costs and expenses:
Membership services	—	175,599	7,252	—	182,851
Retail products	—	13,035	346	—	13,381
Advertising	—	17,307	361	—	17,668
General and administrative	878	17,168	289	—	18,335
Depreciation and amortization	—	16,247	801	—	17,048

	878	239,356	9,049	—	249,283

Operating income (loss)	(878)	19,121	1,470	—	19,713

Equity in net income of subsidiaries	19,505	—	—	(19,505)	—

Interest expense	(17,648)	(293)	(864)	470	(18,335)
Foreign exchange gain	—	—	207	—	207
Other, net	422	65	58	(470)	75

	2,279	(228)	(599)	(19,505)	(18,053)

Income before income taxes	1,401	18,893	871	(19,505)	1,660
Income tax provision	—	(259)	—	—	(259)

Net income	$1,401	$18,634	$871	$(19,505)	$1,401

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2004 (As Restated See Note 2)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$229,759	$9,228	$—	$238,987
Retail products	—	14,618	408	—	15,026
Miscellaneous	—	4,609	424	—	5,033

	—	248,986	10,060	—	259,046

Operating costs and expenses:
Membership services	—	184,177	7,313	—	191,490
Retail products	—	14,067	351	—	14,418
Advertising	—	19,310	321	—	19,631
General and administrative	957	14,500	423	—	15,880
Depreciation and amortization	—	16,702	531	—	17,233

	957	248,756	8,939	—	258,652

Operating income (loss)	(957)	230	1,121	—	394

Equity in net loss of subsidiaries	(1,935)	—	—	1,935	—

Interest expense	(13,525)	(1,846)	(2,563)	2,022	(15,912)
Foreign exchange gain	—	—	53	—	53
Other, net	625	14	1,269	(2,022)	(114)

	(14,835)	(1,832)	(1,241)	1,935	(15,973)

Loss before income taxes	(15,792)	(1,602)	(120)	1,935	(15,579)
Income tax provision	—	(213)	—	—	(213)

Net loss	$(15,792)	$(1,815)	$(120)	$1,935	$(15,792)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended March 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,401	$18,634	$871	$(19,505)	$1,401
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	788	16,533	801	—	18,122
Changes in operating assets and liabilities	(1,496)	6,462	(790)	—	4,176
Changes in net affiliate balances	—	(20,334)	794	19,540	—
Other, net	131	106	(207)	—	30

Cash provided by operating activities	824	21,401	1,469	35	23,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(8,198)	(232)	—	(8,430)
Investment in and advances to subsidiaries	35	—	—	(35)	—

Cash provided by (used in) investing activities	35	(8,198)	(232)	(35)	(8,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	3,563	—	—	—	3,563
Net borrowings (repayments) of other long-term debt	(4,584)	482	(1,026)	—	(5,128)
Stock purchase and options plans	162	—	—	—	162

Cash provided by (used in) financing activities	(859)	482	(1,026)	—	(1,403)

Increase in cash	—	13,685	211	—	13,896
Effect of exchange rate changes on cash balances	—	—	268	—	268
Cash, beginning of year	—	18,726	451	—	19,177

Cash, end of year	$—	$32,411	$930	$—	$33,341

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended March 31, 2004 (restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,792)	$(1,815)	$(120)	$1,935	$(15,792)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	572	16,620	909	—	18,101
Changes in operating assets and liabilities	(443)	10,746	669	—	10,972
Changes in net affiliate balances	—	(8,169)	326	7,843	—
Other, net	235	106	(53)	—	288

Cash provided by (used in) operating activities	(15,428)	17,488	1,731	9,778	13,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(12,816)	—	—	(12,816)
Acquisitions of businesses, net of cash acquired and other	—	—	(117)	—	(117)
Investment in and advances to subsidiaries	9,778	—	—	(9,778)	—

Cash provided by (used in) investing activities	9,778	(12,816)	(117)	(9,778)	(12,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	8,000	—	—	—	8,000
Net repayments of other long-term debt	(2,335)	(5,598)	(1,985)	—	(9,918)
Debt issuance and refinancing costs	(325)	—	—	—	(325)
Stock purchase and options plans	310	—	—	—	310

Cash provided by (used in) financing activities	5,650	(5,598)	(1,985)	—	(1,933)

Decrease in cash	—	(926)	(371)	—	(1,297)
Effect of exchange rate changes on cash balances	—	—	511	—	511
Cash, beginning of year	—	13,394	246	—	13,640

Cash, end of year	$—	$12,468	$386	$—	$12,854

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Restatements and Reclassifications
     We undertook a comprehensive review of our previously filed condensed consolidated financial statements, including an independent internal investigation. As a result of the review, we restated our previously reported consolidated statement of operations and cash flow for the quarter ended March 31, 2004.
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
Executive Summary of Business
     Bally is the largest publicly-traded commercial operator of fitness centers in North America in terms of number of members, revenues and square footage of its facilities. As of March 31, 2005, we operated 416 fitness centers collectively serving approximately 3.7 million members. These 416 fitness centers occupied a total of 12.7 million square feet.
     Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 350 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of March 31, 2005, we operated fitness centers in over 45 major metropolitan areas representing 63 percent of the United States population and over 16 percent of the Canadian population. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership.
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
     Historically, Bally memberships in most markets required a two or three year commitment from the member with payments comprised of an initiation fee, interest, and monthly dues. Since late 2003, we have expanded these offers to include “pay-as-you-go” membership options that provide greater flexibility to members. In late 2004, we developed and implemented a new membership plan, our Build Your Own Membership (“BYOMSM”) program. The BYOM program simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer.

We have three principal sources of revenue:
1)	Our primary revenue source is membership services revenue derived from the operation of our fitness centers. Membership services revenue includes amounts paid by our members in the form of enrollment fees and monthly membership and dues payments. It also includes revenue generated from sales of personal training services provided.

Currently, most of our members choose to purchase their membership under our multi-year value plan by paying an initial enrollment fee and by making monthly payments throughout the term of their membership. Monthly payments under our value plan are generally fixed during an initial obligatory payment period, for up to three years pursuant to retail installment contracts. After the initial obligatory period of membership, our members enter the non-obligatory renewal period of membership and continue to make monthly payments to maintain membership privileges. Under sales methods in effect during 2004, non-obligatory term membership monthly payments were substantially discounted from the initial obligatory term monthly payment levels. Following the nationwide 2005 implementation of our new BYOM pricing plan, monthly payments in the renewal phase of membership carry a smaller or no discount to the initial period monthly payment level. Our members may also choose to purchase a prepaid membership for periods up to three years. Members choosing our “pay-as-you-go” membership payment option make month-to-month non-obligatory payments after paying an initial enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

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

Membership services revenue comprised approximately 93 percent and 92 percent of total revenue for the three months ended March 31, 2005 and 2004, respectively. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 5 percent and 6 percent of total revenue for the three months ended March 31, 2005 and 2004, respectively.

3)	The balance of our revenue (approximately 2 percent for each of the three months ended March 31, 2005 and 2004), primarily consists of franchising revenue, guest fees and specialty programs such as martial arts programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy, from sales of Bally-branded products by third-parties, and from weight management programs. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.
Our operating costs and expenses are comprised of the following:
1)	Membership services expenses consist primarily of salary, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our fitness centers as well as the costs to operate member processing and collection centers. The centers provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Advertising expenses consist of our marketing department, media and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to the various accounting investigations.

5)	Depreciation and amortization expenses represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings are depreciated over 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements, or the remaining non-cancelable lease terms.
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
     We measure performance using key operating statistics such as profitability per club, per area and per region. We also evaluate average revenue per member and fitness center operating expenses, with an emphasis on payroll and comparable fitness center revenue growth. We use fitness center cash contribution, cash revenue and EBITDA to evaluate overall performance and profitability on an individual fitness center basis. In addition, we focus on several membership statistics on a fitness center-level and system-wide basis. These metrics include growth of fitness center membership base and growth of system-wide members, fitness center number of workouts per month, fitness center membership sales mix among various membership types and member retention.
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

Critical Accounting Policies
     The Company’s significant accounting policies are discussed in the Notes to the Condensed Consolidated Financial Statements that are included in the Company’s 2004 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under U.S. generally accepted accounting principles for businesses in its industry. However, the application of certain of these policies requires significant judgment or a complex estimation process that can affect the results of operations and financial position of the Company, as well as additional information provided in its related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K.
Results of Operations
     The following table sets forth key operating data for the periods indicated (in thousands except per member and number of fitness centers data):

	Three months ended
	March 31
	2005	2004
		(As Restated
		See Note 2)
Net revenues
Membership	$221,529	$210,054
Personal training	28,418	28,933

Membership services revenue	249,947	238,987

Retail products	14,308	15,026
Miscellaneous	4,741	5,033

Net revenues	268,996	259,046

Operating costs and expenses
Membership services	182,851	191,490
Retail products	13,381	14,418
Advertising	17,668	19,631
Information technology	5,815	3,712
Other general and administrative	12,520	12,168
Depreciation and amortization	17,048	17,233

	249,283	258,652

Operating income	$19,713	$394

Operating data
Average monthly membership revenue per member	$20.02	$19.11
Average number of members during the period	3,688	3,665
Number of members at end of period	3,732	3,713
Number of members joined during period	377	343
Fitness centers operating at end of period	416	418
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
Comparison of the Three Months Ended March 31, 2005 and 2004
     Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results of operations for the full year.
     Net revenues for the three months ended March 31, 2005 were $269.0 million compared to $259.0 million in 2004, an increase of $10.0 million (4%). The increase in net revenues resulted from the following:
•	Membership revenue increased to $221.5 million from $210.1 million in 2004, an increase of $11.4 million (5%) from the prior year. The increase in membership revenue in the current year is the result of a 1% increase in the average number of members to 3.688 million members for 2005 as well as a 5% increase in the average monthly membership revenue per member to $20.02 for 2005.

•	Cash collections of membership revenue during the three months ended March 31, 2005 was $223.6 million, an increase of $11.6 million (5%) from 2004. This increase is the result of an increase in advance payments of dues and membership fees and an increase in cash received from initial term monthly payments. See Note 4, Deferred Revenue.

•	Personal training revenue decreased to $28.4 million from $28.9 million in 2004, a decrease of $.5 million (2%), resulting from a consolidation of the management of the personal training business.

•	Retail products revenue decreased to $14.3 million from $15.0 million in 2004, a decrease of $.7 million (5%), primarily reflecting lower retail sales in the Company’s fitness centers.

•	Miscellaneous revenue decreased to $4.7 million from $5.0 million in 2004 primarily due to lower revenue from initial franchising fees.
     Operating costs and expenses for the three months ended March 31, 2005 were $249.3 million compared to $258.7 million during 2004, a decrease of $9.4 million (4%). This decrease resulted from the following:
•	Membership services expenses for the three months ended March 31, 2005 decreased $9.1 million (5%) from 2004, reflecting increases in occupancy and insurance costs offset by a reduction in personnel costs as a result of the Company’s cost reduction initiatives.

•	Retail products costs and expenses for the three months ended March 31, 2005 decreased $1.0 million (7%) from 2004 as a result of lower retail sales in the Company’s fitness centers.

•	Advertising expenses for the three months ended March 31, 2005 decreased $2.0 million (10%) from 2004 primarily from a reduction in fees paid for media and reduced production costs.

•	Information technology expenses for the three months ended March 31, 2005 increased $2.1 million (57%) from 2004 as a result of costs associated with improved controls, compliance and security enhancements.

•	Other general and administrative expenses for the three months ended March 31, 2005 increased $1.0 million (9%) from 2004, primarily as a result of costs incurred in connection with the investigations and litigation related to the restatement of the Company’s financial statements as well as an increase in insurance costs.

•	Depreciation and amortization expense for the three months ended March 31, 2005 decreased $.2 million (1%) from 2004 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
     Operating income for the three months ended March 31, 2005 increased $19.3 million to $19.7 million as compared to the prior year. The increase is primarily due to the increase in membership revenue and the decrease in membership services expenses as described above.

     Interest expense for the three months ended March 31, 2005 increased $2.4 million to $18.3 million primarily due to a higher average effective interest rate as a result of increases in general interest rate levels and the replacement of the Company’s accounts receivable securitization with a higher average rate term loan during the fourth quarter of 2004.
     Due to the items described above, net income increased by $17.2 million to $1.4 million for the three months ended March 31, 2005 compared to a loss of $15.8 million for 2004.

Liquidity and Capital Resources
     The following table summarizes the Company’s cash flows for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31
	2005	2004
	(As Restated
	See Note 2)
Cash provided by operating activities	$23,729	$13,569
Cash used in investing activities	(8,430)	(12,933)
Cash used in financing activities	(1,403)	(1,933)

Increase (decrease) in cash	$13,896	$(1,297)

     The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow, and availability under our $100 million revolving credit facility, will be sufficient to meet our expected needs for working capital and other cash requirements for at least the next 12 months. However, changes in terms or other requirements by vendors including our credit card payment processor, could negatively impact cash flows and liquidity. We do not know whether our cash flow and availability under the revolving credit facility will be sufficient to meet our needs in 2007 when our $300 million 9 7/8% Senior Subordinated Notes are due. If any such events were to occur, we may need to raise additional funds through public or private equity or debt financings. There is no assurance that any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinated Notes our Senior Notes and our senior credit facility. In addition, upon a default under our senior credit facility, we will not be able to draw upon the revolving credit facility and other indebtedness. We may not be able to operate our business.
     Debt
     At March 31, 2005 the Company had $4 million in borrowings and $9.7 million of letters of credit outstanding under the $100 million revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit which are limited to $30 million. At March 31, 2005, the average rate on borrowings under the revolving credit and term loan facility was 7.04%. On March 31, 2005, the Company entered into an amendment and waiver to its term loan and revolving credit facility that, among other things, excluded certain expenses incurred by the Company in connection with the SEC and Department of Justice investigations and other matters from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements. As of March 31, 2005, the Company was in compliance with the terms of the Credit Agreement as amended.
     The Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement at March 31, 2005. As a result, the outstanding amount of $4 million has been classified as current.
     Risk Factors
     This Quarterly Report on Form 10-Q should be read in conjunction with those certain risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Interest Rate Risk and Market Risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of the variable rate obligations for the three months ended March 31, 2005, a 100 basis point change in rates would have changed interest expense by approximately $.5 million for the three month period.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s Senior Subordinated Notes was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (9.42% at March 31, 2005). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would have changed interest expense by approximately $.5 million for the three month period.
     Foreign Exchange Risk
     The Company has operations in Canada, which are denominated in local currency. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     This Evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on November 30, 2005.
     As previously reported, on March 25, 2004 we were notified by Ernst & Young LLP (“E & Y”), our principal accountant, that it had resigned. E & Y’s resignation became effective on May 10, 2004 with the filing with the SEC of the Quarterly Report on Form 10-Q for the quarter ending March 31, 2004. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005. We decided to delay the filing of this Report on Form 10-Q until this matter was resolved.
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
     Our management, under the supervision and with the participation of our CEO and CFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2005. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO and CFO, concluded that as of March 31, 2005, the Company’s disclosure controls and procedures were not effective. In light of the material weaknesses, in 2005, we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls over Financial Reporting (ICFR)
     No changes in the period ended March 31, 2005; see Item 9A-Controls and Procedures in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of controls and procedures for the Company.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
LITIGATION
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
Item 3 Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
     (a) Exhibits:
10.1 Inducement Plan and Award Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 8, 2005).
10.2 Employment Agreement effective as of March 8, 2005 between the Company and Harold Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of March 8, 2005).
10.3 Employment Agreement effective as of March 22, 2005, between the Company and Carl J. Landeck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of March 22, 2005).
10.4 First Amendment and Waiver, dated as of March  31, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 4, 2005).
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

Carl J. Landeck
Senior Vice President and Chief Financial Officer
(principal financial officer)
Dated: November 30, 2005