Form 10-Q
period 2005-06-30
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS HOLDING CORP; 59TH STREET GYM LLC; ACE LLC; BALLY FRANCHISE RSC INC; BALLY FITNESS FRANCHISING INC; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF MISSOURI INC
filed 2005-11-30
CIK 1062982, 1265319, 770944, 1265235, 1265236, 1265238, 1265239, 1265241, 1265242, 1265243

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number: 001-13997
BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
     The Company is filing this quarterly report on Form 10-Q for the three-month period ended June 30, 2005. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and the first quarter of 2004, should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005.
     The Company previously made public its need to review the Audit Committee’s report before it could complete its Annual Report on Form 10-K for the year ended December 31, 2004 and its quarterly reports on Form 10-Q for the periods ended June 30, 2004, September 30, 2004 and subsequent periods. The Annual Report on Form 10-K for the year ended December 31, 2004, was filed on November 30, 2005.

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	June 30	December 31
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$29,459	$19,177
Deferred income taxes	—	471
Other current assets	30,748	30,239

Total current assets	60,207	49,887

Property and equipment, less accumulated depreciation and amortization of $742,314 and $713,222	340,875	361,863
Goodwill, net	41,732	41,698
Trademarks, net	9,669	9,933
Intangible assets, less accumulated amortization of $22,361 and $21,565	7,047	7,909
Other assets	27,673	28,279

	$487,203	$499,569

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$43,323	$51,373
Income taxes payable	1,636	1,399
Deferred income taxes	583	—
Accrued liabilities	111,405	111,226
Current maturities of long-term debt	18,049	22,127
Deferred revenues	327,430	323,271

Total current liabilities	502,426	509,396

Long-term debt, less current maturities	727,446	737,432
Deferred rent liability	105,888	101,911
Deferred income taxes	793	1,637
Other liabilities	28,136	21,580
Deferred revenues	588,639	601,889

Total liabilities	1,953,328	1,973,845

Stockholders’ equity (deficit)	(1,466,125)	(1,474,276)

	$487,203	$499,569

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited )

	Three months ended
	June 30
	2005	2004
Net revenues:
Membership services	$259,252	$246,498
Retail products	13,577	14,428
Miscellaneous	3,911	4,547

	276,740	265,473

Operating costs and expenses:
Membership services	185,791	189,260
Retail products	14,047	13,813
Advertising	14,886	16,124
General and administrative	21,930	15,953
Depreciation and amortization	16,861	17,286

	253,515	252,436

Operating income	23,225	13,037

Interest expense	(20,832)	(16,624)
Foreign exchange loss	(161)	(459)
Other, net	64	(56)

	(20,929)	(17,139)

Income (loss) before income taxes	2,296	(4,102)

Income tax provision	(258)	(212)

Net income (loss)	$2,038	$(4,314)

Basic income (loss) per common share	$0.06	$(0.13)

Diluted income (loss) per common share	$0.06	$(0.13)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Six months ended
	June 30
	2005	2004
Net revenues:
Membership services	$509,199	$485,485
Retail products	27,885	29,454
Miscellaneous	8,652	9,580

	545,736	524,519

Operating costs and expenses:
Membership services	368,642	380,750
Retail products	27,428	28,231
Advertising	32,554	35,755
General and administrative	40,265	31,833
Depreciation and amortization	33,909	34,519

	502,798	511,088

Operating income	42,938	13,431

Interest expense	(39,167)	(32,536)
Foreign exchange gain (loss)	46	(406)
Other, net	139	(170)

	(38,982)	(33,112)

Income (loss) before income taxes	3,956	(19,681)
Income tax provision	(517)	(425)

Net income (loss)	$3,439	$(20,106)

Basic income (loss) per common share	$0.10	$(0.61)

Diluted income (loss) per common share	$0.10	$(0.61)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(In thousands, except share data)
(Unaudited)

	Common stock					Common	Accumulated other	Total
		Par	Contributed	Accumulated	Unearned	stock in	comprehensive	stockholders’
	Shares	value	capital	deficit	compensation	treasury	income	(deficit)
Balance at December 31, 2004	34,013,805	$347	$647,367	$(2,106,391)	$(1,567)	$(11,635)	$(2,397)	$(1,474,276)

Net income (loss)				3,439				3,439

Cumulative translation adjustment							212	212

Restricted stock activity	583,000	4	3,385		949			4,338

Issuance of common stock under stock purchase and option plans	28,328		162					162

Balance at June 30, 2005	34,625,133	$351	$650,914	$(2,102,952)	$(618)	$(11,635)	$(2,185)	$(1,466,125)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,439	$(20,106)
Adjustments to reconcile to cash provided (used) by operating activities
Depreciation and amortization, including amortization included in interest expense	36,138	36,258
Deferred income taxes, net	210	212
Change in operating assets and liabilities	(10,745)	16,275
Loss on write-off of assets	67	—
Foreign currency translation (gain)/loss	(46)	406
Stock-based compensation	4,338	896
Cash provided by operating activities	33,401	33,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(14,476)	(26,918)
Proceeds from sale of land	1,455	—
Acquisitions of businesses, net of cash acquired	—	(109)
Cash used in investing activities	(13,021)	(27,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit agreement	(875)	8,000
Repayments of other long-term debt	(9,610)	(16,906)
Debt issuance costs	—	(251)
Proceeds from stock purchase and option plans	162	353
Cash used in financing activities	(10,323)	(8,804)

Increase (decrease) in cash	10,057	(1,890)
Effect of exchange rate changes on cash balance	225	574
Cash, beginning of period	19,177	13,640
Cash, end of period	$29,459	$12,324
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Six months ended
	June 30
	2005	2004
SUPPLEMENTAL CASH FLOWS INFORMATION:
Changes in operating assets and liabilities, net of effects from acquisitions on sales
Decrease (increase) in other current and other assets	$(1,141)	$5,688
Increase (decrease) in accounts payable	(8,060)	51
Increase in income taxes payable	237	708
Increase in accrued and other liabilities	7,310	8,310
Decrease (increase) in deferred revenues	(9,091)	1,518

	$(10,745)	$16,275

Cash payments for interest and income taxes
Interest paid	$35,737	$32,023
Interest capitalized	(140)	(692)
Income taxes refund, net	70	(695)

Investing and financing activities exclude the following non-cash transactions
Acquisition of property and equipment through capital leases/borrowings	302	3,341
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 1 Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 416 fitness centers at June 30, 2005 concentrated in 29 states and Canada. Additionally, as of June 30, 2005, 26 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on November 30, 2005.
     All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 2005, its consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, its consolidated statement of stockholders’ equity (deficit) and comprehensive income (loss) for the three and six months ended June 30, 2005, and its consolidated statement of cash flows for the six months ended June 30, 2005 and 2004.
     The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.
     Seasonal factors
     The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Note 2 Debt
          At June 30, 2005 the Company had no borrowings and $9,678 of letters of credit outstanding under the $100,000 revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit which are limited to $30,000. At June 30, 2005, the average rate on borrowings under the revolving credit and term loan facility was 8.12%. As of June 30, 2005, the Company was in compliance with the terms of the Credit Agreement.
           The Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement at June 30, 2005. As a result, the outstanding amount of $3,477 has been classified as current.
Note 3 Deferred Revenue

	For the six months ended June 30, 2005

	Balance at			Balance at
	December 31,		Revenue	June 30,
	2004	Additions	Recognized	2005

Deferral of receipts from financed members:
Initial term payments	$542,886	$171,781	$(179,579)	$535,088
Down payments	105,482	29,275	(28,023)	106,734
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	124,884	20,918	(22,667)	123,135
Advance payments of periodic dues and membership fees	130,399	210,168	(215,087)	125,480
Deferral of receipts for personal training services	21,509	67,966	(63,843)	25,632

	$925,160	$500,108	$(509,199)	$916,069

	For the six months ended June 30, 2004

	Balance at			Balance at
	December 31,		Revenue	June 30,
	2003	Additions	Recognized	2004

Deferral of receipts from financed members:
Initial term payments	$535,392	$171,933	$(165,408)	$541,917
Down payments	111,656	30,401	(29,274)	112,783
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	135,082	14,331	(20,627)	128,786
Advance payments of periodic dues and membership fees	145,938	203,408	(208,025)	141,321
Deferral of receipts for personal training services	19,818	66,930	(62,151)	24,597

	$947,886	$487,003	$(485,485)	$949,404

Note 4 Membership Services Revenue

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Membership	$224,007	$213,280	$445,356	$423,334
Personal training	35,245	33,218	63,843	62,151

	$259,252	$246,498	$509,199	$485,485

Note 5 Income (Loss) Per Common Share
Income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Weighted average number of common shares outstanding	32,974,633	32,832,526	32,959,323	32,775,361
Effect of outstanding stock options and warrants	395,925	295,230	379,102	465,870

Diluted weighted average number of common shares outstanding	33,370,558	33,127,756	33,338,425	33,241,231

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	5,417,152	4,427,772	5,417,152	4,262,772
Range of exercise price per share:
High	$36.00	$36.00	$36.00	$36.00
Low	$3.51	$4.97	$3.51	$4.97
Note 6 Income Taxes
          At June 30, 2005 the Company had approximately $651,000 of federal net operating loss carryforwards and approximately $5,896 of alternative minimum tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards begin to expire in 2011 and fully expire in 2025. In addition, the Company has substantial state loss carryforwards, which begin to expire in 2005 and fully expire in 2025. Based on the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company will continue to review and evaluate the valuation allowance. At June 30, 2005, the Company’s deferred tax asset, net of valuation allowance and deferred tax liability is nil.
Note 7 Stock Plans
          The Company accounts for its stock-based compensation plans, described in the Company’s 2004 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost related to option plans was reflected in net income (loss), as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company has recorded compensation expense related to the restricted stock grants, which vest over time. The following table illustrates, in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock–Based Compensation–Transition and Disclosure,” the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net income (loss), as reported	$2,038	$(4,314)	$3,439	$(20,106)
Plus: stock-based compensation expense included in net loss	4,207	684	4,334	940
Less: stock-based compensation expense determined under fair value based method	(4,860)	(2,060)	(5,682)	(3,777)

Pro forma net income/(loss)	$1,385	$(5,690)	$2,091	$(22,943)

Basic income/(loss) per common share:
As reported basic	$0.06	$(0.13)	$0.10	$(0.61)
As reported diluted	$0.06	$(0.17)	$0.10	$(0.70)
Pro forma income/(loss) per common share
Pro forma basic	$0.06	$(0.13)	$0.10	$(0.61)
Pro forma diluted	$0.04	$(0.17)	$0.06	$(0.70)
          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
     Equity Inducement Plan
           On March 8, 2005, the Company adopted an Inducement Plan as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. As of November 30, 2005, 385,000 restricted shares and stock options covering an additional 153,000 shares have been granted. The restricted shares vested in May 2005 under the terms of the Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company's common stock by Liberation Investments Group, LLC, Liberation Investments Ltd., Liberation Investments, L.P. and Emmanuel R. Pearlman constituted such a change in control. In the three-month period ended June 30, 2005, $397 in compensation was reported as general and administrative expense related to these time-based awards.
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
Note 8 Guarantees
          The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, PLC. The lease has a 15-year term which began in May 2002, with current annual rental (subject to escalation) of $1,611. The Company believes that it does not have any obligation to perform under the guarantee as of June 30, 2005.
Note 9 Investigations, Disputes and Legal Proceedings
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
            Costs incurred as a result of the Audit Committee investigation, costs of restating and auditing previously released financial statements, costs of the 2004 audit, costs of cooperating with the various government agencies investigating matters discussed in the press release, attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided in the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified, and related class action litigation are reflected in “General and Administrative” expenses in the Consolidated Statement of Operations. These costs consist of legal and other professional fees. The Company received payments of $3,200, $600, and $400 in June 2005, July 2005 and September 2005, respectively, for reimbursement of costs incurred pursuant to the Company’s Director and Officer insurance policy.
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
           In addition, the Company is, and has been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on the Company’s financial condition or results of operation. However, we cannot assure you that the Company will be able to successfully defend or settle all pending or future purported class action claims, and its failure to do so may have a material adverse effect on its financial condition or results of operations.
Note 10 Subsequent Events
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
Vesting of Restricted Stock under the Inducement Plan
           The acquisition on September 6, 2005 by Pardus Capital Management L.P. constituted a change in control under the Inducement Plan. In the three month period ended September 30, 2005, $618 in compensation was reported as general and administrative expense, related to these time-based awards.
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
Amendments to Employment Agreements
           In November 2005, the Company amended the employment contracts with Mr. Paul A Toback, President and Chief Executive Officer, Mr. Carl S. Landeck, SVP and Chief Financial Officer, Mr. Marc D. Bassewitz, SVP and General Counsel, Mr. Harold Morgan, SVP and Chief Administrative Officer, and Mr. James A. McDonald, SVP and Chief Marketing Officer to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control’’ for issuances of equity by the Company. These amendments became effective only upon the filing of the Annual Report on Form 10-K for the year ended December 31, 2004.
Director Compensation
           In 2005, the Company increased the stipend for non-employee directors serving as committee chairmen from $2 to $7 per year. In addition, as of the date of this filing, the following additional compensation for non-employee directors became effective: (i) for the 2005 year, an additional $50 cash retainer; (ii) the Audit Committee chairman stipend will be raised to $25; (iii) subject to stockholder approval of an equity compensation plan, for years ending after December 31, 2005, an annual grant of $30 of equity compensation in the form of restricted stock and/or options; and (iv) subject to stockholder approval of an equity compensation plan, a grant of $20 of restricted stock in 2006 and 2007.
Engagement of J.P. Morgan Securities Inc.
           On November 29, 2005, the Company engaged J.P. Morgan Securities Inc. to advise the Company, together with The Blackstone Group, in exploring strategic alternatives, including potential equity transactions or the sale of businesses or assets.
Note 11 Condensed Consolidating Financial Statements
          Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture to the Parent’s 10 1/2% Senior Notes due 2011 (“the Notes”) issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including substantially all domestic subsidiaries of parent. Non-Guarantor subsidiaries include Canadian operations and special purpose entities for accounts receivable and real estate finance programs.
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
          The following tables present the condensed consolidating balance sheet at June 30, 2005 and December 31, 2004, the condensed consolidating statements of operations for the three months ended June 30, 2005 and 2004, and the condensed consolidating statements of cash flows for the six months ended June, 2005 and 2004.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$28,815	$644	$—	$29,459
Other current assets	—	29,415	1,333	—	30,748

Total current assets	—	58,230	1,977	—	60,207

Property and equipment, net	—	323,290	17,585	—	340,875
Goodwill, net	—	40,256	1,476	—	41,732
Trademarks, net	6,507	2,670	492	—	9,669
Intangible assets, net	—	6,217	830	—	7,047
Investment in and advances to subsidiaries	(741,631)	221,315	—	520,316	—
Other assets	13,686	10,707	3,280	—	27,673

	$(721,438)	$662,685	$25,640	$520,316	$487,203

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$43,139	$184	$—	$43,323
Income taxes payable	—	1,636	—	—	1,636
Deferred income taxes	—	583	—	—	583
Accrued liabilities	20,817	83,662	6,926	—	111,405
Current maturities of long-term debt	9,419	2,948	5,682	—	18,049
Deferred revenues	—	321,355	6,075	—	327,430

Total current liabilities	30,236	453,323	18,867	—	502,426

Long-term debt, less current maturities	714,451	5,215	7,780	—	727,446

Net affiliate payable	—	536,697	57,990	(594,687)	—

Other liabilities	—	132,458	2,359	—	134,817

Deferred revenues	—	577,356	11,283	—	588,639

Stockholders’ equity (deficit)	(1,466,125)	(1,042,364)	(72,639)	1,115,003	(1,466,125)

	$(721,438)	$662,685	$25,640	$520,316	$487,203

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements —(continued)
(All dollar amounts in thousands)
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements —(continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$249,326	$9,926	$—	$259,252
Retail products	—	13,218	359	—	13,577
Miscellaneous	—	3,384	527	—	3,911

	—	265,928	10,812	—	276,740

Operating costs and expenses:
Membership services	—	178,454	7,337	—	185,791
Retail products	—	13,711	336	—	14,047
Advertising	—	14,605	281	—	14,886
General and administrative	1,163	20,448	319	—	21,930
Depreciation and amortization	—	16,183	678	—	16,861

	1,163	243,401	8,951	—	253,515

Operating income (loss)	(1,163)	22,527	1,861	—	23,225

Equity in net income (loss) of subsidiaries	22,784	—	—	(22,784)	—
Interest expense	(20,049)	(390)	(908)	515	(20,832)
Foreign exchange loss	—	—	(161)	—	(161)
Other, net	466	49	64	(515)	64

	3,201	(341)	(1,005)	(22,784)	(20,929)

Income (loss) before income taxes	2,038	22,186	856	(22,784)	2,296
Income tax provision	—	(258)	—	—	(258)

Net income (loss)	$2,038	$21,928	$856	$(22,784)	$2,038

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements —(continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$489,534	$19,665	$—	$509,199
Retail products	—	27,164	721	—	27,885
Miscellaneous	—	7,707	945	—	8,652

	—	524,405	21,331	—	545,736

Operating costs and expenses:
Membership services	—	354,053	14,589	—	368,642
Retail products	—	26,746	682	—	27,428
Advertising	—	31,912	642	—	32,554
General and administrative	2,041	37,616	608	—	40,265
Depreciation and amortization	—	32,430	1,479	—	33,909

	2,041	482,757	18,000	—	502,798

Operating income (loss)	(2,041)	41,648	3,331	—	42,938

Equity in net income (loss) of subsidiaries	42,289	—	—	(42,289)	—
Interest expense	(37,697)	(683)	(1,772)	985	(39,167)
Foreign exchange gain	—	—	46	—	46
Other, net	888	114	122	(985)	139

	5,480	(569)	(1,604)	(42,289)	(38,982)

Income (loss) before income taxes	3,439	41,079	1,727	(42,289)	3,956
Income tax provision	—	(517)	—	—	(517)

Net income (loss)	$3,439	$40,562	$1,727	$(42,289)	$3,439

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements —(continued)
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six months ended June 30, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$466,803	$18,682	$—	$485,485
Retail products	—	28,643	811	—	29,454
Miscellaneous	—	8,656	924	—	9,580

	—	504,102	20,417	—	524,519

Operating costs and expenses:
Membership services	—	367,015	13,735	—	380,750
Retail products	—	27,532	699	—	28,231
Advertising	—	35,063	692	—	35,755
General and administrative	1,914	28,967	952	—	31,833
Depreciation and amortization	—	33,439	1,080	—	34,519

	1,914	492,016	17,158	—	511,088

Operating income (loss)	(1,914)	12,086	3,259	—	13,431

Equity in net income (loss) of subsidiaries	8,343	—	—	(8,343)	—

Interest expense	(27,824)	(3,655)	(5,169)	4,112	(32,536)
Foreign exchange loss	—	—	(406)	—	(406)
Other, net	1,289	31	2,622	(4,112)	(170)

	(18,192)	(3,624)	(2,953)	(8,343)	(33,112)

Income (loss) before income taxes	(20,106)	8,462	306	(8,343)	(19,681)
Income tax provision	—	(425)	—	—	(425)

Net income (loss)	$(20,106)	$8,037	$306	$(8,343)	$(20,106)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended June 30, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,439	$40,562	$1,727	$(42,289)	$3,439
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	1,657	33,002	1,479	—	36,138
Changes in operating assets and liabilities	(1,681)	(8,435)	(629)	—	(10,745)
Changes in net affiliate balances	—	(40,822)	41	40,781	—
Other, net	4,338	277	(46)	—	4,569

Cash provided by operating activities	7,753	24,584	2,572	(1,508)	33,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(13,900)	(576)	—	(14,476)
Proceeds from sale of land	—	1,455	—	—	1,455
Investment in and advances to subsidiaries	(1,508)	—	—	1,508	—

Cash used in investing activities	(1,508)	(12,445)	(576)	1,508	(13,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	(875)	—	—	—	(875)
Net borrowings (repayments) of other long-term debt	(5,532)	(2,050)	(2,028)	—	(9,610)
Stock purchase and options plans	162	—	—	—	162

Cash used in financing activities	(6,245)	(2,050)	(2,028)	—	(10,323)

Increase (decrease) in cash	—	10,089	(32)	—	10,057
Effect of exchange rate changes on cash balances	—	—	225	—	225
Cash, beginning of year	—	18,726	451	—	19,177

Cash, end of year	$—	$28,815	$644	$—	$29,459

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the Condensed Consolidated Financial Statements and Supplementary Data, and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” each contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
Executive Summary of Business
     Bally is the largest publicly-traded commercial operator of fitness centers in North America in terms of number of members, revenues and square footage of its facilities. As of June 30, 2005, we operated 416 fitness centers collectively serving approximately 3.6 million members. We currently define a member as a person whose membership fees are not delinquent by more than approximately 90 days. These 416 fitness centers occupied a total of 12.7 million square feet.
     Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 350 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of June 30, 2005, we operated fitness centers in over 45 major metropolitan areas representing 63 percent of the United States population and over 16 percent of the Canadian population. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership.
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
     Historically, Bally memberships in most markets required a two or three year commitment from the member with payments comprised of an initiation fee, interest, and monthly dues. Since late 2003, we have expanded these offers to include “pay-as-you-go” membership options that provide greater flexibility to members. In late 2004, we developed and implemented a new membership plan, our Build Your Own Membership (“BYOMSM”) program. The BYOMSM program simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer.
We have three principal sources of revenue:
1)	Our primary revenue source is membership services revenue derived from the operation of our fitness centers. Membership services revenue includes amounts paid by our members in the form of enrollment fees and monthly membership and dues payments. It also includes revenue generated from sales of personal training services provided.

Currently, most of our members choose to purchase their memberships under our multi-year value plan by paying an initial enrollment fee and by making monthly payments throughout the term of their membership. Monthly payments under our value plan are generally fixed during an initial obligatory payment period, up to three years pursuant to retail installment contracts. After the initial obligatory period of membership, our members enter the non-obligatory renewal period of membership and continue to make monthly payments to maintain membership privileges. Under sales methods in effect during 2004, non-obligatory term membership monthly payments were substantially discounted from the initial obligatory term monthly payment levels. Following the nationwide 2005 implementation of our new BYOMSM pricing plan, monthly payments in the renewal phase of membership carry a smaller or no discount to the initial period monthly payment level. Our members may also choose to purchase prepaid membership for periods up to three years. Members choosing our “pay-as-you-go” membership payment option make month-to-month non-obligatory payments after paying an initial enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

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

Membership services revenue comprised approximately 93% of total revenue for the six months ending June 30, 2005 and June 30, 2004. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 5 percent of total revenue for the six months ended June 30, 2005 and June 30, 2004, respectively.

3)	The balance of our revenue (approximately 2 percent for each of the six months ended June 30, 2005 and 2004) primarily consists of franchising revenue, guest fees and specialty programs such as martial arts programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy, from sales of Bally-branded products by third-parties, and from weight management programs. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.
Our operating costs and expenses are comprised of the following:
1)	Membership services expenses consist primarily of salary, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance, supplies, administrative support and communications to operate our fitness centers as well as the costs to operate member processing and collection centers. The centers provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Advertising expenses consist of our marketing department, media and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to the various accounting investigations.

5)	Depreciation and amortization represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings are depreciated 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements, or the remaining non-cancelable lease terms.
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
     We measure performance using key operating statistics such as profitability per club, per area and per region. We also evaluate average revenue per member and fitness center operating expenses, with an emphasis on payroll and comparable fitness center revenue growth. We use fitness center cash contribution, cash revenue and EBITDA to evaluate overall performance and profitability on an individual fitness center basis. In addition, we focus on several membership statistics on a fitness center-level and system-wide basis. These metrics include growth of fitness center membership base and growth of system-wide members, fitness center number of workouts per month, fitness center membership sales mix among various membership types and fitness center retention.
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

Critical Accounting Policies
     The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements that are included in the Company’s 2004 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission. In most cases, the accounting policies utilized by the Company are the only ones permissible under GAAP for businesses in its industry. However, the application of certain of these policies requires significant judgment or a complex estimation process that can affect the results of operations and financial position of the Company, as well as additional information provided in its related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known. The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K.
Results of Operations
     The following table sets forth key operating data for the periods indicated (in thousands except per member and number of fitness centers data):

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net revenues
Membership	$224,007	$213,280	$445,356	$423,334
Personal training	35,245	33,218	63,843	62,151

Membership services revenue	259,252	246,498	509,199	485,485

Retail products	13,577	14,428	27,885	29,454
Miscellaneous	3,911	4,547	8,652	9,580

Net revenues	276,740	265,473	545,736	524,519

Operating costs and expenses
Membership services	185,791	189,260	368,642	380,750
Retail products	14,047	13,813	27,428	28,231
Advertising	14,886	16,124	32,554	35,755
Information technology	5,877	4,524	11,692	8,841
Other general and administrative	16,053	11,429	28,573	22,992
Depreciation and amortization	16,861	17,286	33,909	34,519

	253,515	252,436	502,798	511,088

Operating income	$23,225	$13,037	$42,938	$13,431

Operating data
Average monthly membership revenue per member	$20.01	$19.08	$19.87	$19.10
Average number of members during the period	3,732	3,725	3,710	3,695
Number of members at end of period	3,732	3,738	3,732	3,738
Number of members joined during period	304	298	681	640
Fitness centers operating at end of period	416	418	416	418
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
     Cash collected for membership revenues, on the other hand, is deferred and recognized on a straight-line basis over the periods generally ranging up to 20 years based on the expected member attrition and cash collection patterns using historical trends, with the vast majority of membership revenues being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of previously deferred cash receipts from prior periods up to 20 years earlier. Improving retention will result in more cash collected as well as lengthening the amortization period while increasing retention would decrease cash collection but accelerate the recognition of deferred revenue. Going forward, we will monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Due to the above factors, cash collected for membership revenue during a period has little impact on revenue recognized during such period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.
Comparison of the Three Months Ended June 30, 2005 and 2004
     Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year.
     Net revenues for the three months ended June 30, 2005 were $276.7 million compared to $265.5 million in 2004, an increase of $11.2 million (4%). The increase in net revenues resulted from the following:
•	Membership revenue increased to $224.0 million from $213.3 million in 2004, an increase of $10.7 million (5%) from the prior year. The increase in membership revenue in the current year is the result of a 5% increase in the average monthly membership revenue per member to $20.01 for 2005 as well as an increase in the number of new member joins to 304,000 for 2005, an increase of 6,000 (2%).

•	Cash collections of membership revenue during the three months ended June 30, 2005, was $256 million, an increase of $14 million from $242 million.

•	Personal training revenue increased to $35.2 million from $33.2 million in 2004, an increase of $2 million (6%), primarily reflecting the Company’s emphasis on and continued growth in personal training services.

•	Retail products revenue decreased to $13.6 million from $14.4 million in 2004, a decrease of $.8 million (6%), primarily reflecting lower retail sales in the Company’s fitness centers

•	Miscellaneous revenue decreased to $3.9 million in 2005 from $4.5 million (13%) in 2004 primarily due to lower revenue from initial franchising fees.
Operating costs and expenses for the three months ended June 30, 2005 were $253.5 million compared to $252.4 million during 2004, an increase of $1.1 million. This increase resulted from the following:
•	Membership services expenses for the three months ended June 30, 2005 decreased $3.5 million from 2004, reflecting increases in occupancy and insurance costs offset by a reduction in personnel costs as a result of the Company’s cost reduction intitiatives.

•	Retail products costs and expenses for the three months ended June 30, 2005 increased $.2 million (2%) from 2004.

•	Advertising expenses for the three months ended June 30, 2005 decreased $1.2 million (8%) from 2004.

•	Information technology expenses for the three months ended June 30, 2005 increased $1.4 million (30%) from 2004 as a result of costs associated with improved controls, compliance and security enhancements.

•	Other general and administrative expenses for the three months ended June 30, 2005 increased $4.7 million (41%) from 2004, primarily as a result of costs incurred in connection with the investigations and litigation related to the restatement of the Company’s financial statements as well as an increase in insurance costs.

•	Depreciation expense for the three months ended June 30, 2005 decreased $.4 million (2%) from 2004 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
          Operating income for the three months ended June 30, 2005 increased $10.2 million to $23.2 million (79%) as compared to the prior year. The increase is primarily due to the increase in membership revenue.
          Interest expense for the three months ended June 30, 2005 increased $4.2 million to $20.8 million due to increases in general interest rate levels, the replacement of the Company’s accounts receivable securitization with a higher average rate term loan during the fourth quarter of 2004 and an increase in the average debt outstanding during 2005 as compared to 2004.
          Due to the items described above, net income increased by $6.4 million to a gain of $2.0 million for the three months ended June 30, 2005 compared to a loss of $4.3 million for 2004.
Comparison of the Six Months Ended June 30, 2005 and 2004
          Our operations are subject to seasonal factors and, therefore, the results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year.

           Net revenues for the six months ended June 30, 2005 were $545.7 million compared to $524.5 million in 2004, an increase of $21.2 million (4%). The increase in net revenues resulted from the following:
•	Membership revenue increased to $445.4 million from $423.3 million in 2004, an increase of $22.1 million (5%) from the prior year. The increase in membership revenue in the current year is the result of a 4% increase in the average monthly membership revenue per member to $19.87 for 2005.

•	Cash collections of membership revenue during the six months ended June 30, 2005 was $500 million an increase from $487 million.

•	Personal training revenue increased to $63.8 million from $62.2 million in 2004, an increase of $1.6 million (3%), primarily reflecting the Company’s emphasis on and continued growth in personal training services.

•	Retail products revenue decreased to $27.9 million from $29.5 million in 2004, a decrease of $1.6 million (5%), primarily reflecting lower retail sales in the Company’s fitness centers

•	Miscellaneous revenue decreased to $8.7 million in 2005 from $9.6 million (10%) in 2004 primarily due to lower revenue from initial franchising fees.
Operating costs and expenses for the six months ended June 30, 2005 were $502.8 million compared to $511.1 million during 2004, a decrease of $8.3 million (2%). This decrease resulted from the following:
•	Membership services expenses for the six months ended June 30, 2005 decreased $12.1 million (3%) from 2004 due to a reduction in personnel costs as a result of the Company’s cost reduction intitiatives, partially offset by increases in occupancy and insurance costs.

•	Retail products costs and expenses for the six months ended June 30, 2005 decreased $.8 million from 2004.

•	Advertising expenses for the six months ended June 30, 2005 decreased $3.2 million (9%) from 2004 as a result of planned reductions in media spending.

•	Information technology expenses for the six months ended June 30, 2005 increased $2.9 million (33%) from 2004 as a result of costs associated with improved controls, compliance and security enhancements.

•	Other general and administrative expenses for the six months ended June 30, 2005 increased $5.6 million (24%) from 2004, primarily as a result of costs incurred in connection with the investigations and litigation related to the restatement of the Company’s financial statements as well as an increase in insurance costs.

•	Depreciation expense for the six months ended June 30, 2005 decreased $.5 million (1%) from 2004 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
          Operating income for the six months ended June 30, 2005 increased $29.5 million to $42.9 million as compared to the prior year. The increase primarily reflects an increase in membership revenue, a decrease in membership services expenses attributable to the Company’s cost reduction initiatives and an increase in general and administrative expenses due to the investigations and restatement as described above.
          Interest expense for the six months ended June 30, 2005 increased $6.6 million to $39.2 million, of which $5.8 million is due to a higher average effective rate as a result of increases in general interest rate levels, the replacements of the Company’s accounts receivable securitization with a higher average rate term loan during the fourth quarter of 2004 and an increase in the average debt outstanding during 2005 as compared to 2004.
          Due to the items described above, net income improved by $23.5 million to a gain of $3.4 million for the six months ended June 30, 2005 compared to a loss of $20.1 million for 2004.

Liquidity and Capital Resources
          The following table summarizes the Company’s cash flows for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash provided by operating activities	$9,672	$20,372	$33,401	$33,941
Cash used in investing activities	(4,591)	(14,094)	(13,021)	(27,027)
Cash used in financing activities	(8,920)	(6,871)	(10,323)	(8,804)

Increase (decrease) in cash	$(3,839)	$(593)	$10,057	$(1,890)

          The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow and availability under our $100 million revolving credit facility will be sufficient to meet our expected needs for working capital and other cash requirements for at least the next 12 months. However, changes in terms or other requirements by vendors including our credit card payment processor, could negatively impact cash flows and liquidity. We do not know whether our cash flow and availability under the revolving credit facility will be sufficient to meet our needs in 2007 when our $300 million 9-7/8% Senior Subordinated Notes are due. If any such events were to occur, we may need to raise additional funds through public or private equity or debt financings. There is no assurance that any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinates Notes, our Senior Notes and our Senior Credit facility and other indebtedness. In addition, if such funds are unavailable, we may not be able to operate our business. In addition, upon a default under our Senior Credit facility we will not be able to draw on the revolving credit facility.
Debt
          At June 30, 2005 the Company had no borrowings and $9.7 million of letters of credit outstanding under the $100 million revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit which are limited to $30 million. At June 30, 2005, the average rate on borrowings under the revolving credit and term loan facility was 8.12%. As of June 30, 2005, the Company was in compliance with the terms of the Credit Agreement.
          One of the Company’s unrestricted Canadian subsidiaries was not in compliance with the terms of its credit agreement at June 30, 2005. As a result, the outstanding amount of $3.5 million has been classified as current.
Risk Factors
           This Quarterly Report on Form 10-Q should be read in conjunction with those certain risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk and Market Risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of these variable rate obligations for the 6 months ended June 30, 2005, a 100 basis point change in rates would have changed interest for the six month period by approximately $0.9 million.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company's 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (10.35% at June 30, 2005). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would have changed interest expense by approximately $1.0 million for the six month period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
           The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding financial disclosure.
           Our management, under the supervision and with the participation of our CEO and CFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2005. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our 2004 Annual Report on Form 10-K and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO and CFO, concluded that as of June 30, 2005, the Company’s disclosure controls and procedures were not effective. In light of the material weaknesses, in 2005, we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed these additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls over Financial Reporting (ICFR)
     During the quarter ending June 30, 2005, the Company was implementing an enhancement to our payroll systems on a rolling basis across our club operations, to improve both the efficiency of, and internal controls over, the redemption of personal training sessions and related compensation of trainers. Due to the substantial volume of transactions and related expenses processed through this system, we believe this system enhancement constituted a material change in ICFR. See Item 9A — Controls and Procedures in the Company’s Annual Report on Form 10K for the year ended December 31, 2004 for a discussion of controls and procedures for the Company.

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
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits:
3.1 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated May 27, 2005).
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
+10.2 Employment Agreement effective as of May 2, 2005, between the Company and Jim McDonald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 25, 2005).
10.3 First Amendment and Waiver, dated as of March 31, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 4, 2005).
16 Letter re change in certifying accountant (filed as Exhibit 16 with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
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

+	Management contract or compensatory plan or arrangement.

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