Form 10-Q
period 2005-09-30
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS OF MISSOURI INC; BALLY TOTAL FITNESS INTERNATIONAL INC; BALLY TOTAL FITNESS CORP; BFIT REHAB OF WEST PALM BEACH INC; CRUNCH WORLD LLC; CRUNCH LA LLC; BALLY TOTAL FITNESS OF CONNECTICUT VALLEY INC; BALLY TOTAL FITNESS OF CONNECTICUT COAST INC
filed 2005-11-30
CIK 1062982, 1265319, 1265243, 1265244, 1265245, 1265246, 1265249, 1265250, 1265251, 1265252

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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
(773) 380-3000
SEE TABLE OF ADDITIONAL REGISTRANTS
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
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

BALLY TOTAL FITNESS HOLDING CORPORATION

FORWARD-LOOKING STATEMENTS
      Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	the outcome of the SEC and Department of Justice investigations;

•	the disclosure by the Company’s management and independent auditors of the existence of material weaknesses in internal controls over financial reporting;

•	general economic and business conditions;

•	competition;

•	success of operating initiatives, advertising and promotional efforts;

•	existence of adverse publicity or litigation (including various stockholder litigations) and the outcome thereof and the costs and expenses associated therewith;

•	acceptance of new product and service offerings;

•	changes in business strategy or plans;

•	availability, terms and development of capital;

•	ability to satisfy long-term obligations as they become due;

•	business abilities and judgment of personnel;

•	changes in, or the failure to comply with, government regulations;

•	ability to remain in compliance with, or obtain waivers under, the Company’s loan agreements and indentures;

•	ability to maintain existing or obtain new sources of financing, on acceptable terms or at all, to satisfy the Company’s cash needs and obligations; and

•	other factors described in this Quarterly Report on Form 10-Q and prior filings of the Company with the SEC.
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
      The Company is filing this Quarterly Report on Form 10-Q for the three-month period ended September 30, 2005. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission (“SEC”) commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002, 2003 and the first quarter of 2004 should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	September 30	December 31
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash	$12,763	$19,177
Deferred income taxes	—	471
Other current assets	33,975	30,239

Total current assets	46,738	49,887
Property and equipment, less accumulated depreciation and amortization of $754,599 and $713,222	335,217	361,863
Goodwill, net	41,732	41,698
Trademarks, net	9,537	9,933
Intangible assets, less accumulated amortization of $22,759 and $21,565	6,706	7,909
Other assets	46,165	28,279

	$486,095	$499,569

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$47,425	$51,373
Income taxes payable	1,702	1,399
Deferred income taxes	681	—
Accrued liabilities	97,351	111,226
Current maturities of long-term debt	15,707	22,127
Deferred revenues	325,403	323,271

Total current liabilities	488,269	509,396
Long-term debt, less current maturities	743,816	737,432
Deferred rent liability	102,874	101,911
Deferred income taxes	800	1,637
Other liabilities	29,940	21,580
Deferred revenues	583,786	601,889

Total liabilities	1,949,485	1,973,845

Stockholders’ equity (deficit)	(1,463,390)	(1,474,276)

	$486,095	$499,569

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30

	2005	2004

Net revenues:
Membership services	$245,375	$247,048
Retail products	12,366	12,594
Miscellaneous	4,012	5,140

	261,753	264,782
Operating costs and expenses:
Membership services	177,553	180,307
Retail products	13,133	12,168
Advertising	13,241	13,597
General and administrative	22,579	18,024
Depreciation and amortization	16,488	17,713

	242,994	241,809

Operating income	18,759	22,973
Interest expense	(21,421)	(16,730)
Foreign exchange gain	1,141	879
Other, net	133	(62)

	(20,147)	(15,913)

Income (loss) before income taxes	(1,388)	7,060
Income tax provision	(259)	(213)

Net income (loss)	$(1,647)	$6,847

Basic income (loss) per common share	$(0.05)	$0.21

Diluted income (loss) per common share	$(0.05)	$0.21

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30

	2005	2004

Net revenues:
Membership services	$754,574	$732,533
Retail products	40,251	42,048
Miscellaneous	12,664	14,720

	807,489	789,301
Operating costs and expenses:
Membership services	546,195	561,057
Retail products	40,561	40,399
Advertising	45,795	49,352
General and administrative	62,844	49,857
Depreciation and amortization	50,397	52,232

	745,792	752,897

Operating income	61,697	36,404
Interest expense	(60,588)	(49,266)
Foreign exchange gain	1,187	473
Other, net	272	(232)

	(59,129)	(49,025)

Income (loss) before income taxes	2,568	(12,621)
Income tax provision	(776)	(638)

Net income (loss)	$1,792	$(13,259)

Basic income (loss) per common share	$0.05	$(0.40)

Diluted income (loss) per common share	$0.05	$(0.40)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(In thousands, except share data)
(Unaudited)

							Accumulated
	Common Stock						Other	Total
						Common	Comprehensive	Stockholders’
		Par	Contributed	Accumulated	Unearned	Stock in	Income	Equity
	Shares	Value	Capital	Deficit	Compensation	Treasury	(Loss)	(Deficit)

Balance at December 31, 2004	34,013,805	$347	$647,367	$(2,106,391)	$(1,567)	$(11,635)	$(2,397)	$(1,474,276)
Net income				1,792				1,792
Cumulative translation adjustment							(631)	(631)
Restricted stock activity	580,000	6	3,384		1,567			4,957
Issuance of common stock under stock purchase and option plans	28,328		93					93
Shares issued to senior note holders	1,438,427	14	4,661			—		4,675

Balance at September 30, 2005	36,060,560	$367	$655,505	$(2,104,599)	$—	$(11,635)	$(3,028)	$(1,463,390)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,792	$(13,259)
Adjustments to reconcile to cash provided by operating activities —
Depreciation and amortization, including amortization included in interest expense	54,543	54,691
Change in operating assets and liabilities	(38,050)	(4,087)
Deferred income taxes, net	315	315
Loss on write-off of assets	78	822
Foreign currency translation gain	(1,187)	(473)
Stock-based compensation	4,957	1,008

Cash provided by operating activities	22,448	39,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(24,648)	(38,561)
Proceeds from sale of land	1,455	—
Acquisitions of business, net of cash acquired	—	(117)

Cash used in investing activities	(23,193)	(38,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	18,688	34,000
Net repayments of other long-term debt	(13,867)	(23,760)
Debt issuance and refinancing costs	(10,944)	(251)
Proceeds from issuance of common stock under stock purchase and option plans	93	593

Cash provided by (used in) financing activities	(6,030)	10,582

Increase (decrease) in cash	(6,775)	10,921
Effect of exchange rate changes on cash balance	361	629
Cash, beginning of period	19,177	13,640

Cash, end of period	$12,763	$25,190

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows — (continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2005	2004

SUPPLEMENTAL CASH FLOWS INFORMATION:
Changes in operating assets and liabilities:
(Decrease) increase in other current and other assets	$(8,424)	$17,303
Decrease in accounts payable	(3,988)	(6,082)
Increase in income taxes payable	303	784
Decrease in accrued and other liabilities	(9,970)	(7,261)
Decrease in deferred revenues	(15,971)	(8,831)

Change in operating assets and liabilities	$(38,050)	$(4,087)

Cash payments for interest and income taxes were as follows —
Interest paid	$53,773	$47,584
Interest capitalized	(198)	(898)
Income taxes paid, net	158	911
Investing and financing activities exclude the following non-cash transactions —
Acquisition of property and equipment through capital leases/borrowings	$390	$4,651
Payments of consents with common stock	4,675	—
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share data)
(Unaudited)

Note 1	Basis of presentation
      The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 412 fitness centers at September 30, 2005 concentrated in 29 states and Canada. Additionally, as of September 30, 2005, 23 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on November 30, 2005.
      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 2005, its consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2004, its consolidated statement of stockholders’ equity (deficit) and comprehensive income (loss) for the nine months ended September 30, 2005, and its consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.
      The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

Seasonal factors
      The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year.

Market risk
      The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility bears interest at variable rates based upon prevailing short-term interest rates in the Unites States and Europe.
      The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%.
Note 2     Debt
      At September 30, 2005 the Company had $20,000 of borrowings and $14,034 of letters of credit outstanding under the $100,000 revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit which are limited to $30,000. At September 30, 2005, the average rate on borrowings under the revolving credit and term loan facility was 8.10%.
      On July 13, 2005 the company commenced the solicitation of consents to extend the original waivers of defaults obtained on December 7, 2004 from holders of its 10 1/2% Senior Notes due 2011 and 9 7/8% Senior Subordinated Notes due 2007 (“Noteholders”) under the indentures governing its Senior Subordinated Notes

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
and its Senior Notes following the expiration of the waiver of the financial reporting covenant default on July 31, 2005. The notices commenced a 30-day cure period. The delivery of the notices also commenced a 10-day cure period after which a cross default would have occurred under the Company’s Credit Agreement.
      Effective August 9, 2005, our lenders consented to extend the 10-day period after which a cross default would occur to August 31, 2005.
      Effective August 24, 2005 the Company further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and the Senior Notes, to exclude certain expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending March 31, 2006 and limits revolver borrowings under the Credit Agreement if the Company’s unrestricted cash exceeds certain levels.
      On August 24 and August 30, the Company received consents from holders of a majority of its Senior Subordinated Notes and its Senior Notes, respectively, to amend the indentures governing the notes extending the waiver period until November 30, 2005 of any default arising under the financial reporting covenants in the indentures from failure to timely file its consolidated financial statements with the SEC.
      On November 1, 2005 the Company completed a consent solicitation of those holders of the Senior Subordinated Notes who were not party to the August 24, 2005 consent agreement. Fees paid for these consents to the Noteholders consisted of cash payments of $4,866 and issuance of 1,903,206 shares of unregistered Common Stock. The solicitation agent was issued 232,000 shares of unregistered Common Stock as compensation for services rendered, while the lenders under the Credit Agreement were paid $2,926 for their consents and amendment.
      As of September 30, 2005, the Company was in compliance with the terms of the Credit Agreement.
      The Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement at September 30, 2005. As a result, the outstanding amount of $2,912 has been classified as current.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)

Note 3	Deferred Revenue

	For the nine months ended September 30, 2005

	Balance at			Balance at
	December 31,	Cash	Revenue	September 30,
	2004	Additions	Recognized	2005

Deferral of receipts from financed members:
Initial term payments	$542,886	$251,627	$(259,209)	$535,304
Down payments	105,482	41,138	(42,660)	103,960
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	124,884	31,770	(33,920)	122,734
Advance payments of periodic dues and membership fees	130,399	312,241	(321,751)	120,889
Deferral of receipts for personal training services	21,509	101,827	(97,034)	26,302

	$925,160	$738,603	$(754,574)	$909,189

	For the nine months ended September 30, 2004

	Balance at			Balance at
	December 31,	Cash	Revenue	September 30,
	2003	Additions	Recognized	2004

Deferral of receipts from financed members:
Initial term payments	$535,392	$257,511	$(250,060)	$542,843
Down payments	111,656	42,206	(44,391)	109,471
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	135,082	25,022	(33,248)	126,856
Advance payments of periodic dues and membership fees	145,938	301,487	(311,275)	136,150
Deferral of receipts for personal training services	19,818	97,476	(93,559)	23,735

	$947,886	$723,702	$(732,533)	$939,055

Note 4	Membership Services Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Membership	$212,184	$215,640	$657,540	$638,974
Personal training	33,191	31,408	97,034	93,559

	$245,375	$247,048	$754,574	$732,533

Note 5	Income (loss) per Common Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted average number of common shares outstanding	33,334,240	32,870,301	33,085,668	32,807,239
Effect of outstanding stock options and warrants	487,042	301,535	447,719	496,797

Diluted weighted average number of common shares outstanding	33,821,282	33,171,836	33,533,387	33,304,036

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	5,324,223	4,218,306	5,324,223	3,978,306
Range of exercise price per share:
High	$36.00	$36.00	$36.00	$36.00
Low	$3.63	$4.97	$3.63	$6.04

Note 6	Income Taxes
      At September 30, 2005 the Company had approximately $670,000 of federal net operating loss carryforwards and approximately $5,896 of alternative minimum tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards begin to expire in 2011 and fully expire in 2025. In addition, the Company has substantial state loss carryforwards, which begin to expire in 2005 and fully expire in 2025. Based on the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level, which, more likely than not, will be realized. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company will continue to review and evaluate the valuation allowance. At September 30, 2005 the Company’s deferred tax asset, net of valuation allowance and deferred tax liability, is nil.

Note 7	Stock Plans
Stock-based Compensation Plans
      The Company accounts for its stock-based compensation plans, described in the Company’s 2004 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost related to option plans was reflected in net income (loss), as all options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company has recorded compensation expense related to the restricted stock grants which vest over time. The following table illustrates, in accordance with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock–Based Compensation–Transition and Disclosure,” the effect on net loss and loss per share if the

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss), as reported	$(1,647)	$6,847	$1,792	$(13,259)
Plus: stock-based compensation expense included in net loss	618	134	4,952	1,074
Less: stock-based compensation expense determined under fair value based method	(1,270)	(1,366)	(6,952)	(5,143)

Pro forma net gain (loss)	$(2,299)	$5,615	$(208)	$(17,328)

Basic loss per common share
As reported	$(0.05)	$0.21	$0.05	$(0.40)
Pro forma	(0.07)	0.17	(0.01)	(0.53)
Diluted loss per common share
As reported	$(0.05)	$0.21	$0.05	$(0.40)
Pro forma	(0.07)	0.17	(0.01)	(0.53)
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

Equity Inducement Plan
      On March 8, 2005, the Company adopted an Inducement Plan (“Plan”) as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. As of November 30, 2005, 385,000 restricted shares and stock options covering an additional 153,000 shares have been granted. The restricted shares vested in May and September 2005 under the terms of the Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on September 6, 2005 by Pardus Capital Management L.P. constituted such a change in control. In the three-month and nine months ended September 30, 2005, $618 and $1,015, respectively, in compensation was reported as general and administrative expense related to these time-based awards.

Note 8	Guarantees
      The Company guarantees the lease on one fitness center, as part of a joint venture with Holmes Place, Plc. The lease has a 15-year term that began in May 2002, with current annual rental (subject to escalation) of $1,611. The Company believes that it does not have any obligation to perform under the guarantee as of September 30, 2005.

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
      Household filed an answering statement and counterclaim seeking $5.3 million in damages from the Company and a declaration that the Company should share in future losses under the credit card program in an unspecified amount. The Company denied the allegations in the counterclaim. Hearings were held before a panel of arbitrators in June and September 2004.
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
      The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, various governmental bodies investigate customer complaints. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on our financial condition or results of operations.

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

Note 10	Crunch Purchase Agreement
      On September 16, 2005, the Company entered into a Purchase Agreement to sell all of its health clubs operating under the Crunch Fitnesssm brand along with four additional health clubs operating under different brands in the San Francisco, California market as well as the Gorilla Sportssm brand, for a total purchase price of $45,000, subject to certain purchase price adjustments including, but not limited to, adjustments for taxes, insurance and rent. The Company retains all pre-closing liabilities associated with these health clubs. Closing of the transaction is subject to a number of significant closing conditions set forth in the Purchase Agreement, including consent to the transfer and release of the Company’s guarantee obligations by the lessors under the various leases for the facilities to be sold. While negotiations with all landlords are ongoing and we continue to diligently pursue obtaining these consents, the limited progress made to date in securing consents raises substantial doubt about the ability of both parties to successfully close the transaction. Furthermore, under the Purchase Agreement, either the Company or the purchaser may terminate the transactions if the closing has not occurred by December 31, 2005. There can be no assurance that the closing conditions will be satisfied prior to that date or that the transactions will close.

Note 11	Subsequent Events
Adoption of Rights Plan
      On October 17, 2005, the Company entered into a consent agreement with its lenders under its Credit Agreement to permit the Company to enter into Rights Plan Transactions (as defined). On October 18, 2005, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”), authorized a new class and issuance of up to 100,000 shares of Series B Junior Participating Preferred Stock, and declared a dividend of one preferred share purchase right (the “Right”) for each share of Common Stock held of record at the close of business on October 31, 2005. Each Right, if and when exercisable, entitles its holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at a price of $13.00 per one one-thousandth of a Preferred Share subject to certain anti-dilution adjustments.
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
      The following tables present the condensed consolidating balance sheets at September 30, 2005 and December 31, 2004, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2005

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash	$—	$11,399	$1,364	$—	$12,763
Other current assets	—	32,617	1,358	—	33,975

Total current assets	—	44,016	2,722	—	46,738
Property and equipment, net	—	317,627	17,590	—	335,217
Goodwill, net	—	40,199	1,533	—	41,732
Trademarks, net	6,507	2,568	462	—	9,537
Intangible assets, net	—	5,939	767	—	6,706
Investment in and advances to subsidiaries	(740,439)	221,315	—	519,124	—
Other assets	32,566	9,534	4,065	—	46,165

	$(701,366)	$641,198	$27,139	$519,124	$486,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$47,113	$312	$—	$47,425
Income taxes payable	—	1,702	—	—	1,702
Deferred income taxes	—	681	—	—	681
Accrued liabilities	22,395	66,082	8,874	—	97,351
Current maturities of long-term debt	7,735	2,730	5,242	—	15,707
Deferred revenues	—	319,366	6,037	—	325,403

Total current liabilities	30,130	437,674	20,465	—	488,269
Long-term debt, less current maturities	731,894	4,623	7,299	—	743,816
Net affiliate payable	—	519,046	57,989	(577,035)	—
Other liabilities	—	131,255	2,359	—	133,614
Deferred revenues	—	572,574	11,212	—	583,786

Stockholders’ equity (deficit)	(1,463,390)	(1,023,974)	(72,185)	1,096,159	(1,463,390)

	$(701,366)	$641,198	$27,139	$519,124	$486,095

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash	$—	$18,726	$451	$—	$19,177
Other current assets	—	29,365	1,345	—	30,710

Total current assets	—	48,091	1,796	—	49,887
Property and equipment, net	—	342,946	18,917	—	361,863
Goodwill, net	—	40,157	1,541	—	41,698
Trademarks, net	6,507	2,875	551	—	9,933
Intangible assets, net	—	6,953	956	—	7,909
Investment in and advances to subsidiaries	(743,351)	221,315	—	522,036	—
Other assets	14,248	10,859	3,172	—	28,279

	$(722,596)	$673,196	$26,933	$522,036	$499,569

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$49,965	$1,408	$—	$51,373
Income taxes payable	—	1,399	—	—	1,399
Accrued liabilities	21,403	83,247	6,576	—	111,226
Current maturities of long-term debt	11,899	3,382	6,846	—	22,127
Deferred revenues	—	317,197	6,074	—	323,271

Total current liabilities	33,302	455,190	20,904	—	509,396
Long-term debt, less current maturities	718,378	10,097	8,957	—	737,432
Net affiliate payable	—	577,456	58,012	(635,468)	—
Other liabilities	—	122,769	2,359	—	125,128
Deferred revenues	—	590,610	11,279	—	601,899

Stockholders’ equity (deficit)	(1,474,276)	(1,082,926)	(74,578)	1,157,504	(1,474,276)

	$(722,596)	$673,196	$26,933	$522,036	$499,569

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2005

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$235,962	$9,413	$—	$245,375
Retail products	—	12,019	347	—	12,366
Miscellaneous	—	3,606	406	—	4,012

	—	251,587	10,166	—	261,753
Operating costs and expenses:
Membership services	—	170,116	7,437	—	177,553
Retail products	—	12,781	352	—	13,133
Advertising	—	12,949	292	—	13,241
General and administrative	1,215	21,032	332	—	22,579
Depreciation and amortization	—	15,771	717	—	16,488

	1,215	232,649	9,130	—	242,994

Operating income (loss)	(1,215)	18,938	1,036	—	18,759
Equity in net income of subsidiaries	19,687	—	—	(19,687)	—
Interest expense	(20,629)	(404)	(947)	559	(21,421)
Foreign exchange gain	—	—	1,141	—	1,141
Other, net	510	115	67	(559)	133

	(432)	(289)	261	(19,687)	(20,147)

Income (loss) before income taxes	(1,647)	18,649	1,297	(19,687)	(1,388)
Income tax provision	—	(259)	—	—	(259)

Net income (loss)	$(1,647)	$18,390	$1,297	$(19,687)	$(1,647)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$237,683	$9,365	$—	$247,048
Retail products	—	12,233	361	—	12,594
Miscellaneous	—	4,694	446	—	5,140

	—	254,610	10,172	—	264,782
Operating costs and expenses:
Membership services	—	172,265	8,042	—	180,307
Retail products	—	11,833	335	—	12,168
Advertising	—	13,355	242	—	13,597
General and administrative	957	16,505	562	—	18,024
Depreciation and amortization	—	17,233	480	—	17,713

	957	231,191	9,661	—	241,809

Operating income (loss)	(957)	23,419	511	—	22,973
Equity in net income of subsidiaries	21,711	—	—	(21,711)	—
Interest expense	(14,601)	(1,590)	(2,671)	2,132	(16,730)
Foreign exchange gain	—	—	879	—	879
Other, net	694	30	1,346	(2,132)	(62)

	7,804	(1,560)	(446)	(21,711)	(15,913)

Income before income taxes	6,847	21,859	65	(21,711)	7,060
Income tax provision	—	(213)	—	—	(213)

Net income	$6,847	$21,646	$65	$(21,711)	$6,847

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2005

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$725,496	$29,078	$—	$754,574
Retail products	—	39,183	1,068	—	40,251
Miscellaneous	—	11,313	1,351	—	12,664

	—	775,992	31,497	—	807,489
Operating costs and expenses:
Membership services	—	524,169	22,026	—	546,195
Retail products	—	39,527	1,034	—	40,561
Advertising	—	44,861	934	—	45,795
General and administrative	3,256	58,648	940	—	62,844
Depreciation and amortization	—	48,201	2,196	—	50,397

	3,256	715,406	27,130	—	745,792

Operating income (loss)	(3,256)	60,586	4,367	—	61,697
Equity in net income of subsidiaries	61,976	—	—	(61,976)	—
Interest expense	(58,326)	(1,087)	(2,719)	1,544	(60,588)
Foreign exchange gain	—	—	1,187	—	1,187
Other, net	1,398	229	189	(1,544)	272

	5,048	(858)	(1,343)	(61,976)	(59,129)

Income before income taxes	1,792	59,728	3,024	(61,976)	2,568
Income tax provision	—	(776)	—	—	(776)

Net income	$1,792	$58,952	$3,024	$(61,976)	$1,792

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$704,486	$28,047	$—	$732,533
Retail products	—	40,876	1,172	—	42,048
Miscellaneous	—	13,350	1,370	—	14,720

	—	758,712	30,589	—	789,301
Operating costs and expenses:
Membership services	—	539,280	21,777	—	561,057
Retail products	—	39,365	1,034	—	40,399
Advertising	—	48,418	934	—	49,352
General and administrative	2,871	45,472	1,514	—	49,857
Depreciation and amortization	—	50,672	1,560	—	52,232

	2,871	723,207	26,819	—	752,897

Operating income (loss)	(2,871)	35,505	3,770	—	36,404
Equity in net income of subsidiaries	30,054	—	—	(30,054)	—
Interest expense	(42,425)	(5,245)	(7,840)	6,244	(49,266)
Foreign exchange gain	—	—	473	—	473
Other, net	1,983	61	3,968	(6,244)	(232)

	(10,388)	(5,184)	(3,399)	(30,054)	(49,025)

Income (loss) before income taxes	(13,259)	30,321	371	(30,054)	(12,621)
Income tax provision	—	(638)	—	—	(638)

Net income (loss)	$(13,259)	$29,683	$371	$(30,054)	$(13,259)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2005

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,792	$58,952	$3,024	$(61,976)	$1,792
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	3,250	49,097	2,196	—	54,543
Change in operating assets and liabilities	(4,957)	(33,372)	279	—	(38,050)
Changes in net affiliate balances	—	(58,473)	40	58,433	—
Other, net	4,957	393	(1,187)	—	4,163

Cash provided by operating activities	5,042	16,597	4,352	(3,543)	22,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(23,892)	(756)	—	(24,648)
Proceeds from sale of land	—	1,455	—	—	1,455
Investment in and advances to subsidiaries	(3,543)	—	—	3,543	—

Cash used in investing activities	(3,543)	(22,437)	(756)	3,543	(23,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	18,688	—	—	—	18,688
Net repayments of other long-term debt	(9,336)	(1,487)	(3,044)	—	(13,867)
Debt issuance and refinancing costs	(10,944)	—	—	—	(10,944)
Stock purchase and options plans	93	—	—	—	93

Cash used in financing activities	(1,499)	(1,487)	(3,044)	—	(6,030)
Increase (decrease) in cash	—	(7,327)	552	—	(6,775)
Effect of exchange rate changes on cash balances	—	—	361	—	361
Cash, beginning of year	—	18,726	451	—	19,177

Cash, end of year	$—	$11,399	$1,364	$—	$12,763

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2004

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,259)	$29,683	$371	$(30,054)	$(13,259)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	1,149	51,298	2,244	—	54,691
Change in operating assets and liabilities	691	(5,534)	756	—	(4,087)
Changes in affiliate balances	—	(16,528)	1,186	15,342	—
Other, net	1,008	1,137	(473)	—	1,672

Cash provided by (used in) operating activities	(10,411)	60,056	4,084	(14,712)	39,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(38,561)	—	—	(38,561)
Acquisitions of businesses, net of cash acquired and other	—	(117)	—	—	(117)
Investment in and advances to subsidiaries	(14,712)	—	—	14,712	—

Cash used in investing activities	(14,712)	(38,678)	—	14,712	(38,678)
CASH FLOWS FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	34,000	—	—	—	34,000
Net repayments of other long-term debt	(9,219)	(10,579)	(3,962)	—	(23,760)
Debt issuance and refinancing costs	(251)	—	—	—	(251)
Stock purchase and options plans	593	—	—	—	593

Cash provided by (used in) financing activities	25,123	(10,579)	(3,962)	—	10,582

Increase in cash	—	10,799	122	—	10,921
Effect of exchange rate changes on cash balances	—	—	629	—	629
Cash, beginning of year	—	13,394	246	—	13,640

Cash, end of year	$—	$24,193	$997	$—	$25,190

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
      Currently, most of our members choose to purchase their memberships under our multi-year value plan by paying an initial enrollment fee and by making monthly payments throughout the term of their membership. Monthly payments under our value plan are generally fixed during an initial obligatory payment period for up to three years pursuant to retail installment contracts. After the initial obligatory period of membership, our members enter the non-obligatory renewal period of membership and continue to make monthly payments to maintain membership privileges. Under sales methods in effect during 2004, non-obligatory term membership monthly payments were substantially discounted from the initial obligatory term monthly payment levels. Following the nationwide 2005 implementation of our new BYOM pricing plan, monthly payments in the renewal phase of membership carry a smaller or no discount to the initial period monthly payment level. Our members may also choose to purchase a membership prepaid for periods up to three years. Members choosing our “pay-as-you-go” membership payment option make month-to-month non-obligatory payments after paying an initial enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

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
      Membership services revenue comprised approximately 94 percent of total revenue for the nine months ending September 30, 2005 and 93 percent for the nine months ending September 30, 2004. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.
      2) We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 5 percent of total revenue for the nine months ended September 30, 2005 and 2004.
      3) The balance of our revenue primarily consists of franchising revenue, guest fees and specialty programs such as martial arts programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy, from sales of Bally-branded products by third-parties, and from weight management programs. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.
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
Results of Operations
      The following table sets forth key operating data for the periods indicated (in thousands except per member and number of fitness centers data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net revenues
Membership	$212,184	$215,640	$657,540	$638,974
Personal training	33,191	31,408	97,034	93,559

Membership services revenue	245,375	247,048	754,574	732,533
Retail products	12,366	12,594	40,251	42,048
Miscellaneous	4,012	5,140	12,664	14,720

Net revenues	261,753	264,782	807,489	789,301
Operating costs and expenses
Membership services	177,553	180,307	546,195	561,057
Retail products	13,133	12,168	40,561	40,399
Advertising	13,241	13,597	45,795	49,352
Information technology	5,681	5,415	17,373	14,256
Other general and administrative	16,898	12,609	45,471	35,601
Depreciation and amortization	16,488	17,713	50,397	52,232

	242,994	241,809	745,792	752,897

Operating income	$18,759	$22,973	$61,697	$36,404

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating data
Average monthly membership revenue per member	$19.10	$19.31	$19.70	$19.17
Average number of members during the period	3,704	3,723	3,708	3,704
Number of members at end of period	3,676	3,708	3,676	3,708
Number of members joined during period	270	271	951	911
Fitness centers operating at end of period	412	414	412	414
Summary of Revenue Recognition Method
      The Company’s stated strategy is to grow the number of members by increasing new member acquisition and improving member retention. The Company also intends to grow product and services revenue.
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
      Cash collected for membership revenues, on the other hand, is deferred and recognized on a straight-line basis over periods generally ranging up to 20 years based on the expected member attrition and cash collection patterns using historical trends, with the vast majority of membership revenues being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of previously deferred cash receipts from prior periods up to 20 years earlier. Decreasing attrition will result in more cash collected as well as lengthening the amortization period, while increasing attrition would decrease cash collection but accelerate the recognition of deferred revenue. Going forward, we will monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Due to the above factors, cash collected for membership revenue during a period has little impact on revenue recognized during such period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.

Comparison of the Three Months Ended September 30, 2005 and 2004
      Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year.
      Net revenues for the three months ended September 30, 2005 were $261.8 million compared to $264.8 million in 2004, a decrease of $3.0 million (1%). The decrease in net revenues resulted from the following:

•	Membership revenue decreased to $212.2 million from $215.6 million in 2004, a decrease of $3.4 million (2%) from the prior year. The decrease in membership revenue in the current year is primarily the result of a 1% decrease in the average number of members to 3.7 million for the 2005 quarter.

•	Cash collections of membership revenue during the three months ended September 30, 2005 were $238.5 million, an increase of $8.9 million (3.9%). This increase is primarily the result of more members choosing the pay-as-you-go membership plan. See Note 3 to the Condensed Consolidated Financial Statements, Deferred Revenue.

•	Personal training revenue increased to $33.2 million from $31.4 million in 2004, an increase of $1.8 million (6%), primarily reflecting the Company’s emphasis on growth in personal training services.

•	Retail products revenue decreased to $12.4 million from $12.6 million in 2004, a decrease of $.2 million (2%), due to reduced sales volume.

•	Miscellaneous revenue decreased to $4.0 million in 2005 from $5.1 million in 2004. This was due to a reduction in sponsorship revenue.
      Operating costs and expenses for the three months ended September 30, 2005 were $243.0 million compared to $241.8 million during 2004, an increase of $1.2 million (.5%). This increase resulted from the following:

•	Membership services expenses for the three months ended September 30, 2005 decreased $2.7 million (1%) from 2004, reflecting increases in occupancy and insurance costs offset by a reduction in personnel costs as a result of the Company’s cost reduction initiatives. Membership services expenses also declined as a percentage of revenue from the comparable period.

•	Retail products costs and expenses for the three months ended September 30, 2005 increased $0.9 million (7%) from 2004. This was due to a write-down of retail inventory.

•	Advertising expenses for the three months ended September 30, 2005 decreased $.4 million (3%) from 2004, as a result of cost controls and improved purchasing efficiencies with a new media firm.

•	Information technology expenses for the three months ended September 30, 2005 increased $.3 million (5%) from 2004, as a result of costs associated with improved controls, the Sarbanes-Oxley Act of 2002 compliance and security enhancements.

•	Other general and administrative expenses for the three months ended September 30, 2005 increased $4.3 million (34%) from 2004, primarily as a result of costs incurred in connection with the investigations and litigation related to the restatement of the Company’s financial statements, as well as an increase in insurance costs.

•	Depreciation expense for the three months ended September 30, 2005 decreased $1.2 million (7%) to $16.5 from 2004, reflecting reduced capital expenditures, the impact of asset impairments and an increasing proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
      Operating income for the three months ended September 30, 2005 decreased $4.2 million (18%) to $18.8 million as compared to the prior year. Operating income margin declined from 8.7% of net revenues to 7.2% in 2005. Decreases in the number of members and miscellaneous revenues were partially offset by reductions in membership services operating expenses.
Interest expense for the three months ended September 30, 2005 increased $4.7 million to $21.4 million due primarily to a higher average effective rate as a result of increases in general interest rate levels and the replacement of the Company’s accounts receivable securitization with a higher average rate term loan during the fourth quarter of 2004 and to a lesser extent an increase in the average debt outstanding during 2005 as compared to 2004.
Due to the items described above, net income declined by $8.5 million to a loss of $1.6 million for the three months ended September 30, 2005 compared to income of $6.9 million for 2004.

Comparison of the Nine Months Ended September 30, 2005 and 2004
      Net revenues for the nine months ended September 30, 2005 were $807.5 million compared to $789.3 million in 2004, an increase of $18.2 million (2%). The increase in net revenues resulted from the following:

•	Membership revenue increased to $657.5 million from $639.0 million in 2004, an increase of $18.5 million (3%) from the prior year. The increase in membership revenue in the current year is the result of a 3% increase in the average monthly membership revenue per member to $19.70 for 2005.

•	Cash collections of membership revenue during the nine months ended September 30, 2005 were $636.8 million, an increase of $10.6 million (2%). This increase is primarily the result of more members choosing the pay-as-you-go membership plan, Note 3, Deferred Revenue.

•	Personal training revenue increased to $97.0 million from $93.6 million in 2004, an increase of $3.4 million (4%), primarily reflecting the Company’s emphasis on growth in personal training services.

•	Retail products revenue decreased to $40.3 million from $42.0 million in 2004, a decrease of $1.7 million (4%), due to reduced sales volume.

•	Miscellaneous revenue decreased to $12.7 million in 2005 from $14.7 million in 2004, a decrease of $2.0 million (14%), primarily due to lower sponsorship revenue.
      Operating costs and expenses for the nine months ended September 30, 2005 were $745.8 million compared to $752.9 million during 2004, a decrease of $7.1 million (1%). This decrease resulted from the following:

•	Membership services expenses for the nine months ended September 30, 2005 decreased $14.9 million (3%) from 2004 due to a reduction in personnel costs as a result of the Company’s cost reduction initiatives, partially offset by increases in occupancy and insurance costs.

•	Retail products costs and expenses for the nine months ended September 30, 2005 increased $.2 million from 2004. This was due to a write down of retail inventory.

•	Advertising expenses for the nine months ended September 30, 2005 decreased $3.6 million (7%) from 2004 as a result of planned reductions in media spending and improved purchasing efficiencies with a new media firm.

•	Information technology expenses for the nine months ended September 30, 2005 increased $3.1 million (22%) from 2004 as a result of costs associated with improved controls, the Sarbanes-Oxley Act of 2002 compliance and security enhancements.

•	Other general and administrative expenses for the nine months ended September 30, 2005 increased $9.9 million (28%) from 2004, primarily as a result of costs incurred in connection with the investigations and litigation related to the restatement of the Company’s financial statements, increase in insurance costs, and costs related to the vesting of restricted stock.

•	Depreciation expense for the nine months ended September 30, 2005 decreased $1.8 million (3%) from 2004, reflecting reduced capital expenditures, the impact of asset impairments and an increasing proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.
      Operating income for the nine months ended September 30, 2005 increased $25.3 million to $61.7 million as compared to the prior year, a 70% increase. Operating income margin improved from 4.6% to 7.6% of net revenues. The increase primarily reflects an increase in membership revenue and a decrease in membership services expenses attributable to the Company’s cost reduction initiatives, partially offset by an increase in general and administrative expenses due to the investigations and restatement as described above.

      Interest expense for the nine months ended September 30, 2005 increased $11.3 million to $60.6 million of which approximately $10.0 million is due to a higher average effective rate as a result of increases in general interest rate levels and the replacement of the Company’s accounts receivable securitization with a higher average rate term loan during the fourth quarter of 2004. The balance of the increase is a result of higher average debt outstanding during 2005 as compared to 2004.
      Due to the items described above, net income (loss) improved by $15.0 million to $1.8 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources
      Cash flows from operating activities were $22,448 in the first nine months of 2005, compared to $39,017 in the 2004 period. The following table is a summary of our cash flow statement, comparing the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

Cash provided by operating activities	$(10,953)	$5,076	$22,448	$39,017
Cash used in investing activities	$(10,172)	$(11,651)	$(23,193)	$(38,678)
Cash provided by (used in) financing activities	4,293	19,386	(6,030)	10,582

Increase (decrease) in cash and equivalents	$(16,832)	$12,811	$(6,775)	$10,921

      The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow and availability under our $100 million revolving credit facility will be sufficient to meet our expected needs for working capital and other cash requirements for at least the next 12 months. However, changes in terms or other requirements by vendors including our credit card payment processor, could negatively impact cash flows and liquidity. We do not know whether our cash flow and availability under the revolving credit facility will be sufficient to meet our needs in 2007 when our $300 million 9 7/8% Senior Subordinated Notes are due. If any such events were to occur, we may need to raise additional funds through public or private equity or debt financings. There is no assurance that any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinated Notes, our Senior Notes and our senior credit facility. In addition, if such funds are unavailable, we may not be able to operate our business. In addition, upon a default under our senior credit facility whether directly or as a result of a cross-default to other indebtedness, we will not be able to draw on the revolving credit facility.

Debt
      At September 30, 2005 the Company had borrowings of $20 million and $14 million of letters of credit outstanding under the $100 million revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit which are limited to $30 million. At September 30, 2005, the average rate on borrowings under the revolving credit and term loan facility was 8.10%.
      On July 13, 2005 the Company commenced the solicitation of consents to extend the original waivers of defaults obtained on December 7, 2004 from holders of its 10 1/2% Senior Notes due 2011 and 9 7/8% Senior Subordinated Notes due 2007 (“Noteholders”) under the indentures governing its Senior Subordinated Notes and its Senior Notes following the expiration of the waiver of the financial reporting covenant default on July 31, 2005. The notices commenced a 30-day cure period. The delivery of the notices also commenced a 10-day cure period after which a cross default would have occurred under the Company’s Credit Agreement.
      Effective August 9, the Company entered into a consent, effective as of August 9, 2005, with its lenders under the Credit Agreement to extend the 10-day period after which a cross default would occur to August 31, 2005.

      Effective August 24, 2005, the Company further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and the Senior Notes, to exclude certain expenses from the computation of various financial covenants and to reduce the required interest coverage ration for the period ending March 31, 2006 and limits revolver borrowings under the Credit Agreement if the Company’s unrestricted cash exceeds certain levels.
      On August 24 and August 30, the Company received consents from holders of a majority of the Senior Subordinated Notes and its Senior Notes, respectively, to amend the indentures governing the notes extending the waiver period until November 30, 2005 of any default arising under the financial reporting covenants in the indentures from failure to timely file its consolidated financial statements with the SEC.
      On November 1, 2005 the Company completed a consent solicitation of those holders of the Senior subordinated Notes who were not party to the August 24, 2005 consent agreement. Fees paid for these consents to the Noteholders consisted of cash payments of $4.9 million and issuance of 1,903,206 shares of unregistered common Stock. The solicitation agent was issued 232,000 shares of unregistered Common Stock as compensation for services rendered, while the lenders under the Credit Agreement were paid $2.9 million for their consents and amendment.
      As of September 30, 2005, the Company was in compliance with the terms of the Credit Agreement.
      One of the Company’s unrestricted Canadian subsidiaries was not in compliance with the terms of its credit agreement at September 30, 2005. As a result, the outstanding amount of $2.9 million has been classified as current.
Risk Factors
      This Quarterly Report should be read in conjunction with those certain risk factors disclosed in our Annual Report on Form 10-K for the year ending December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk and Market Risk
      The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility bears interest at variable rates, based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of these variable rate obligations for the 9 months ended September 30, 2005, a 100 basis point change in rates would have changed interest expense for the period by approximately $1.4 million.
      The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (10.35% at September 30, 2005). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would change interest expense by $1.5 million for the nine month period.
Foreign Exchange Risk
      The Company has operations in Canada, which are denominated in local currency. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      This Evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on November 30, 2005.
      As previously reported, on March 25, 2004 we were notified by Ernst & Young LLP (“E&Y”), our principal accountant, that it had resigned. E&Y’s resignation became effective on May 10, 2004 with the filing with the SEC of the Quarterly Report on Form 10-Q for the quarter ending March 31, 2004. Following the Company’s issuance in April 2004 of its financial statements for the year-ended December 31, 2003, reflecting certain changes in its accounting methods and in accounting principles and a restatement of its accounting for prepaid dues, the United States Securities and Exchange Commission commenced an investigation. On August 19, 2004, the Audit Committee authorized an investigation of certain aspects of past financial statements filed by the Company. The Company’s Audit Committee investigation uncovered errors in the Company’s accounting and the Audit Committee determined that the Company’s financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 should be restated and should no longer be relied upon. The Company issued press releases on November 16, 2004 and February 8, 2005 with respect to the findings of the Audit Committee’s investigation and included the press releases as exhibits to its current reports on Form 8-K filed with the SEC on November 16, 2004 and February 9, 2005. We decided to delay the filing of this Report on Form 10-Q until this matter was resolved.
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
      Our management, under the supervision and with the participation of our CEO and CFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2005. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO and CFO, concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were not effective. In light of the material weaknesses, in 2005, we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls over Financial Reporting (ICFR)
      No changes in the period ended September 30, 2005; see Item 9A — Controls and Procedures in the Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of controls and procedures for the Company.

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
      Household filed an answering statement and counterclaim seeking $5.3 million in damages from the Company and a declaration that the Company should share in future losses under the credit card program in an unspecified amount. The Company denied the allegations in the counterclaim. Hearings were held before a panel of arbitrators in June and September 2004.
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

Other
      The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, various governmental bodies investigate customer complaints. In the opinion of management, none of these other complaints or investigations currently pending will have a material adverse effect on our financial condition or results of operations.
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
      On November 10, 2005, the Company entered into a Stock Grant Agreement with Deutsche Bank Securities Inc. (“Deutsche Bank”) whereby the Company agreed to issue 232,000 shares of common stock to Deutsche Bank in satisfaction of the consent solicitation agent fee owed to Deutsche Bank in connection with the above-mentioned consent solicitations. Such shares were issued without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) thereof. Deutsche Bank certified to the Company that it is an “accredited investor,” (as defined under Rule 501 of Regulation D).
      On November 28, 2005, the Company entered into a Stock Purchase Agreement with Deutsche Bank pursuant to which 409,314 shares of the Company’s common stock were issued to Deutsche Bank in exchange for $1,432,600, which equals the consent fee the Company paid in cash to holders of the 9 7/8% senior subordinated Notes due 2007 in connection with the consent solicitation. Such shares were issued without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) thereof. Deutsche Bank certified to the Company that it is an “accredited investor,” (as defined under Rule 501 of Regulation D).
Repurchases of Common Stock
      The Company does not regularly repurchase shares nor does the Company have a share repurchase program.

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      On July 13, 2005, the Company commenced a solicitation of consents seeking an extension through October 31, 2005 of the waivers under the indentures governing its 9 7/8% Senior Subordinated Notes due 2007 and 10 1/2% Senior Notes due 2011 with respect to its inability to provide current financial statements. On August 24, 2005, certain beneficial owners of $155,829,000 in aggregate principal amount of the 9 7/8% Senior Subordinated Notes due 2007 consented to the extension of the waiver through November 30, 2005. On August 25, 2005, the Company terminated the consent solicitation of the holders of the 9 7/8% Senior Subordinated Notes due 2007. On August 30, 2005, the Company received the necessary consents from the holders of the 10 1/2% Senior Notes due 2011 to a waiver extension through November 30, 2005. On October 18, 2005, the Company commenced a follow-on consent solicitation to holders of the 9 7/8% Senior Subordinated Notes due 2007, which closed on November 1, 2005. The vote totals for the consents are set forth on the following table:

	Principal Amount	Principal Amount	Principal Amount	Principal Amount
Notes	Outstanding ($)	Voted For ($)	Voted Against ($)	Abstained ($)

9 7/8% Senior Subordinated Notes due 2007	299,764,000	277,810,000	N/A	21,954,000
10 1/2% Senior Notes due 2011	235,000,000	228,870,000	N/A	6,130,000

Item 5.	Other Information
      None

Item 6.	Exhibits
      (a) Exhibits:

2.1	Purchase Agreement, dated September 16, 2005, among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Crunch Fitness International, Inc., Health & Tennis Corporation of New York, Inc., Jack La Lanne Fitness Centers, Inc., Soho Ho, LLC, Crunch L.A. LLC, 708 Gym, LLC, West Village Gym at the Archives LLC, 59th Street Gym, LLC, Flambe LLC, Ace, LLC, Crunch World, LLC, Crunch CFI, LLC, and AGT Crunch Acquisition LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 19, 2005).

4.1	Supplemental Indenture, dated as of September 2, 2005, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 7, 2005).

4.2	Supplemental Indenture, dated as of September 2, 2005, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 7, 2005).

10.1	Consent dated as of August 9, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, as amended by the First Amendment and Waiver dated March 31, 2005, among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of August 12, 2005).

10.2	Second Amendment and Waiver dated as of August 24, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of August 25, 2005).

10.3	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).

10.4	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Cascade Investment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).

10.5	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Arrow Investment Partners (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).

10.6	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Bill & Melinda Gates Foundation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).

10.7	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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