Form 10-Q/A
period 2005-09-30
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; ACE LLC; BALLY TOTAL FITNESS OF GREATER NEW YORK INC; CRUNCH FITNESS INTERNATIONAL INC; BALLY TOTAL FITNESS OF PHILADELPHIA INC; NYCON HOLDING CO INC; NEW FITNESS HOLDING CO INC; MISSION IMPOSSIBLE LLC; BALLY SPORTS CLUBS INC
filed 2005-12-20
CIK 1062982, 1265319, 1265236, 1265265, 1265266, 1265267, 1265268, 1265269, 1265270, 1265271

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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
Explanatory Note
      Bally Total Fitness Holding Corporation (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the quarter ended September 30, 2005, as filed on November 30, 2005 (the “Original Filing”) to correct an error in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding cash collections of membership revenue during the three months ended September 30, 2005 resulting from the inadvertent inclusion of personal training revenue in the calculation of such amount. Cash collections of membership revenue during the three months ended September 30, 2005 should have been $204.6 million, reflecting a decrease of $1.6 million (0.8%) from the three months ended September 30, 2004 instead of an increase of $8.9 million, as previously reported. In addition, we corrected the following typographical errors: in Note 8 “Guarantees” to the Condensed Consolidated Financial Statements contained herein, The Holmes Place, Plc. lease has an annual rental of $611, not $1,611 as previously reported; in Note 9 “Investigations, Disputes and Legal Proceedings” to the Condensed Consolidated Financial Statements contained herein, the Company received a payment of $3,500 in June 2005, not $3,200 as previously reported; and in Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, the variable rate based on LIBOR plus 6.01% was 10.24% at September 30, 2005, not 10.35% as previously reported.
      This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained therein to reflect any events that occurred after November 30, 2005, the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition, pursuant to the rules of the

SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-Q/ A Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1.
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
      Costs incurred as a result of the Audit Committee investigation, costs of restating and auditing previously released financial statements, costs of the 2004 audit, costs of cooperating with the various government agencies investigating matters discussed in the press release, attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided in the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified, and related class action litigation are reflected in “general and administrative” expenses in the Consolidated Statements of Operations. These costs consist of legal and other professional fees. The Company received payments of $3,500, $600 and $400 in June 2005, July 2005 and September 2005, respectively, for reimbursement of costs incurred pursuant to the Company’s director and officer insurance policy.
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
      Membership services revenue, which includes personal training as well as membership revenue, is recognized at the later of when received or earned. See Note 3 to the Condensed Consolidated Financial Statements, Deferred Revenue.
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
      Net revenues for the three months ended September 30, 2005 were $261.8 million compared to $264.8 million in 2004, a decrease of $3.0 million (1%). The decrease in net revenues resulted from the following:

•	Membership revenue decreased to $212.2 million from $215.6 million in 2004, a decrease of $3.4 million (2%) from the prior year. The decrease in membership revenue in the current year is primarily the result of a 1% decrease in the average number of members to 3.7 million for the 2005 quarter.

•	Cash collections of membership revenue during the three months ended September 30, 2005 were $204.6 million, a decrease of $1.6 million (.8%). This decrease reflects a slight increase in attrition in the current quarter compared to the prior year. See Note 3 to the Condensed Consolidated Financial Statements, Deferred Revenue.

•	Personal training revenue increased to $33.2 million from $31.4 million in 2004, an increase of $1.8 million (6%), primarily reflecting the Company’s emphasis on growth in personal training services.

•	Retail products revenue decreased to $12.4 million from $12.6 million in 2004, a decrease of $.2 million (2%), due to reduced sales volume.

•	Miscellaneous revenue decreased to $4.0 million in 2005 from $5.1 million in 2004. This was due to a reduction in sponsorship revenue.
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
      The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s 9.875% Senior Subordinated Notes due 2007 was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (10.24% at September 30, 2005). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would change interest expense by $1.5 million for the nine month period.
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
Dated: December 20, 2005