Form 10-K
period 2005-12-31
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; GREATER PHILLY NO 1 HOLDING CO; FLAMBE LLC; BALLY TOTAL FITNESS OF THE MID-ATLANTIC INC; BALLY TOTAL FITNESS OF CALIFORNIA INC; HOLIDAY SOUTHEAST HOLDING CORP; BALLY TOTAL FITNESS OF THE SOUTHEAST INC; BALLY TOTAL FITNESS OF COLORADO INC; JACK LALANNE HOLDING CORP
filed 2006-06-27
CIK 1062982, 1265319, 1265257, 1265258, 1265259, 1265260, 1265261, 1265262, 1265263, 1265264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(773) 380-3000

SEE TABLE OF ADDITIONAL REGISTRANTS
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Series B Junior Participating Preferred Stock	New York Stock Exchange
Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ☐     No: ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes: ☐     No: ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☐     No: ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐          Accelerated Filer  ☑          Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐     No: ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $69.6 million, based on the closing price of the registrant’s common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors as of June 30, 2005. As of May 31, 2006, 41,310,827 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction of	I.R.S. Employer
Exact Name of Additional Registrants	Incorporation	Identification Number

59th Street Gym LLC	New York	36-4474644
708 Gym LLC	New York	36-4474644
Ace LLC	New York	36-4474644
Bally Fitness Franchising, Inc.	Illinois	36-4029332
Bally Franchise RSC, Inc.	Illinois	36-4028744
Bally Franchising Holdings, Inc.	Illinois	36-4024133
Bally Sports Clubs, Inc.	New York	36-3407784
Bally Total Fitness Corporation	Delaware	36-2762953
Bally Total Fitness International, Inc.	Michigan	36-1692238
Bally Total Fitness of California, Inc.	California	36-2763344
Bally Total Fitness of Colorado, Inc.	Colorado	84-0856432
Bally Total Fitness of Connecticut Coast, Inc.	Connecticut	36-3209546
Bally Total Fitness of Connecticut Valley, Inc.	Connecticut	36-3209543
Bally Total Fitness of Greater New York, Inc.	New York	95-3445399
Bally Total Fitness of the Mid-Atlantic, Inc.	Delaware	52-0820531
Bally Total Fitness of the Midwest, Inc.	Ohio	34-1114683
Bally Total Fitness of Minnesota, Inc.	Ohio	84-1035840
Bally Total Fitness of Missouri, Inc.	Missouri	36-2779045
Bally Total Fitness of Upstate New York, Inc.	New York	36-3209544
Bally Total Fitness of Philadelphia, Inc.	Pennsylvania	36-3209542
Bally Total Fitness of Rhode Island, Inc.	Rhode Island	36-3209549
Bally Total Fitness of the Southeast, Inc.	South Carolina	52-1230906
Bally Total Fitness of Toledo, Inc.	Ohio	38-1803897
Bally’s Fitness and Racquet Clubs, Inc.	Florida	36-3496461
BFIT Rehab of West Palm Beach, Inc.	Florida	36-4154170
BTF/CFI, Inc.	Delaware	36-4474644
Crunch LA LLC	New York	36-4474644
Crunch World LLC	New York	36-4474644
Flambe LLC	New York	36-4474644
Greater Philly No. 1 Holding Company	Pennsylvania	36-3209566
Greater Philly No. 2 Holding Company	Pennsylvania	36-3209557
Health & Tennis Corporation of New York	Delaware	36-3628768
Holiday Health Clubs of the East Coast, Inc.	Delaware	52-1271028
Holiday/Southeast Holding Corp.	Delaware	52-1289694
Jack La Lanne Holding Corp.	New York	95-3445400
Mission Impossible, LLC	California	36-4474644
New Fitness Holding Co., Inc.	New York	36-3209555
Nycon Holding Co., Inc.	New York	36-3209533
Rhode Island Holding Company	Rhode Island	36-3261314
Soho Ho LLC	New York	36-4474644
Tidelands Holiday Health Clubs, Inc.	Virginia	52-1229398
U.S. Health, Inc.	Delaware	52-1137373
West Village Gym at the Archives LLC	New York	36-4474644

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
2005 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	success of operating initiatives, advertising and promotional efforts;

•	the outcome of the Company’s exploration of strategic alternatives, for which it has engaged J.P. Morgan Securities Inc. and The Blackstone Group L.P.;

•	business abilities and judgment of personnel;

•	general economic and business conditions;

•	competition;

•	acceptance of new product and service offerings;

•	changes in business strategy or plans;

•	the disclosure by the Company’s management and independent auditors of the existence of material weaknesses in internal control over financial reporting;

•	the outcome of the SEC and Department of Justice investigations;

•	existence of adverse publicity or litigation (including various stockholder litigations and the insurance rescission action) and the outcome thereof and the costs and expenses associated therewith;

•	changes in, or the failure to comply with, government regulations;

•	ability to maintain existing or obtain new sources of financing, on acceptable terms or at all, to satisfy the Company’s cash needs and obligations;

•	availability, terms, and development of capital;

•	ability to satisfy long-term obligations as they become due;

•	ability to remain in compliance with, or obtain waivers under, the Company’s loan agreements and indentures; and

•	other factors described in this Annual Report on Form 10-K and prior filings of the Company with the SEC.

AVAILABLE INFORMATION

Our website address is www.ballyfitness.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we also make available through our website our press releases, our Code of Business Conduct, Practices and Ethics, our Corporate Governance Guidelines, the Charters for the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as contact information for the Audit Committee, including an employee hotline and website. These materials are also available in print to any stockholder upon request. This Annual Report on Form 10-K is being sent to stockholders in lieu of an Annual Report. Information contained on our website is not intended to be part of this Annual Report on Form 10-K.

The Company’s Chief Executive Officer, Paul A. Toback, certified to the New York Stock Exchange (the “NYSE”) on December 29, 2005 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date. In addition, the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act were filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and are also filed as exhibits to this Annual Report on Form 10-K.

Our executive offices are at 8700 West Bryn Mawr Avenue, Chicago, Illinois, 60631; our telephone number is (773) 380-3000.

PART I

Item 1.	Business

General

Bally Total Fitness Holding Corporation is the largest publicly traded commercial operator of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of December 31, 2005, we operated 409 fitness centers primarily under the Bally Total Fitness branded servicemark. Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 350 fitness centers located in the top 25 metropolitan areas in the United States and Toronto, Canada. We operate fitness centers in over 45 major metropolitan areas representing 61% of the United States population and over 16% of the Canadian population and have approximately 3.6 million members. We have approximately 21,600 employees, including approximately 10,100 full-time employees and over 5,400 personal trainers.

The Company was incorporated in Delaware in 1983. Since its inception, the Company’s business, its markets, the services it offers and the way it conducts its business have changed significantly and are expected to continue to change and evolve. These changes are primarily the result of increasing awareness of the need for exercise, weight control, good nutrition and a healthy lifestyle among adults and children in the United States and Canada. The Company believes the aging of America has also increased the size of its potential market. For many years our target market was the 18- to 34-year old middle-income segment of the population. In 2003, we expanded that target market to include 35- to 54-year olds. Currently, our members range in age from approximately 16 to 80, reflecting our many years in business.

In order to better serve these diverse members and address the growing need for better health and fitness, in 1997 we began offering members additional products and services, including personal training, Bally-branded apparel, Bally-branded nutritional products and, beginning in 2003, a nutrition and weight management program.

Since becoming a public company in 1996, Bally has raised significant capital used to acquire new clubs, remodel existing clubs and purchase additional or replacement equipment. Between 1997 and 2002, the Company focused on growth through the acquisition and internal development of new clubs. During that period, the Company bought or opened 152 new fitness centers.

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

The second phase of our new business plan is centered around implementation of our new club operating model, which calls for each fitness center to be run by a general manager accountable for the profitability of his or her fitness center. We have also focused on cross-training employees to serve in a variety of positions in our fitness centers so we can achieve optimal staffing profiles to more efficiently service the fitness needs of our current and prospective members. We believe the combination of increased accountability and cross-trained employees will improve customer service and, ultimately, member acquisition and retention. Our principal strategies in this phase of our plan include creating a simpler, more friendly process for joining Bally that provides customers with flexibility and options, properly aligning the compensation incentives for key employees to promote profitability, continuing to improve customer service, growing our product and service offerings, leveraging consumer health trends, enhancing our new marketing strategy, improving operating efficiencies and optimizing our club portfolio.

As the third phase of our business plan, management intends to address the Company’s capital structure in order to reduce leverage and debt service requirements, allowing it to invest more of its operating cash flow in improvements into its fitness centers. We have also begun to explore divesting non-core assets, including, but not limited to, the sale of fitness centers. In connection with these goals, on January 20, 2006, the Company announced it had completed the sale of its Crunch Fitness business and four other high-end fitness centers in San Francisco, including the Gorilla Sports brand.

Financial Information About Segments

Not applicable.

Business Strategy

Our mission is to improve the health and quality of life of our members through cost efficient and customized fitness, nutrition and weight management programs. We strive to be a proactive “total” fitness and wellness resource, assisting our customers in achieving results by providing personalized fitness and nutrition plans and knowledgeable and informative fitness coaches and personal trainers.

As noted above, in 2003 we developed and began to implement a business plan to increase our membership origination and membership retention. Our principal strategies in this new plan include growing the number of new members by creating a simpler, more friendly process for joining Bally that provides customers with flexibility and options, properly aligning the compensation incentives for key employees to promote profitability, continuing to improve customer service, growing our product and service offerings, leveraging consumer health trends, creating a new marketing strategy to drive traffic and to promote our brand, improving operating efficiencies and optimizing our club portfolio. A description of each of our business strategies is outlined below:

Grow the Number of New Members by Creating a Simple, Friendly Process for Customers to Join Bally.  Since its inception, Bally has relied on multi-year membership contracts with its customers. These contracts provide the Company with a predictable revenue stream and provide our customers a guaranteed rate during their commitment period, followed historically by a lower, non-obligatory dues payment thereafter. As competition increased over the past decade and consumer shopping behaviors changed, our market research indicated that some customers wanted an alternative to the multi-year membership contract. In response, we added “month-to-month” memberships to all our markets in 2003. Beginning in late 2004 and through December 2005, we implemented the Build Your Own Membership (“BYOM”sm) program, which simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer. Under BYOM, club members choose one of two basic membership plans that include a modest enrollment fee at the time of joining. They can select either a multi-year contract with a lower enrollment fee and a reduced monthly rate, or a month-to-month membership, which allows members to join on a month-to-month basis at a slightly higher enrollment fee and monthly rate. Prospective members also have the option to purchase non-renewable paid-in-full memberships at a savings compared to monthly programs. With any membership, members can add amenities such as national access to their base membership for additional monthly fees. In addition, members may add family and friends to their membership packages in several different ways. We believe that BYOM, in addition to our strong brand identity and the convenience of multiple locations, constitutes a distinct competitive advantage that will help to increase membership sales, decrease membership cancellations and improve retention rates and generate increased revenues from fitness services and retail products.

Align Management and Key Employees’ Incentives on Improving Profitability.  Our new field level compensation system aligns the goals of our field management with those of senior management and the Company. This system adds a profitability component to the compensation structure of all senior fitness center and area supervisory personnel, replacing a compensation system that was almost exclusively sales-based. We have designed a new sales commission program that is significantly simpler than our old system and rewards the employee for maximizing the value of each membership by focusing on key retention variables such as amount of enrollment fee (full vs. discounted), billing method (electronic funds transfer vs. statement), and contract type (obligatory value plan vs. non-obligatory month-to-month). We believe that, upon full implementation, the transparency and structure of this compensation system will enable Bally to more effectively attract and retain a quality sales force committed to inspiring new members to start a fitness and nutrition program and also provide a higher level of ongoing customer service. We believe a higher level of customer service should, in turn, increase member retention and new member referrals from existing customers.

Improve Customer Service and Member Retention.  Our market analysis and survey data indicates customers are more inclined to join and stay members of our fitness centers when our employees focus on meeting the customers’ unique health and fitness goals and customizing each individual’s fitness and nutrition program. Beyond the more customer-friendly sales process described above, other service initiatives include the use of new sales support tools, including a Personal Fitness Assessment (a series of questions and tests) given to new customers in order to customize their program. In addition, there are new initiatives to fully engage new members by better exposing them to our personal training, nutrition, weight loss and weight management services during the initial membership orientation phase. In support of these service initiatives, we implemented a new employee-training program for club personnel designed to ensure that all Bally employees who interact with customers have the appropriate health, fitness and nutrition as well as customer service expertise. As part of these new service initiatives all Bally sales people have been or will be retrained as, or replaced by, fitness coaches who now handle both the membership enrollment process and new member follow-up.

Optimize Our Product and Service Offerings.  We are increasingly using our clubs for the delivery of value-added products and services such as personal training, Bally-branded nutritional products, fitness-related merchandise and our online or in-club nutrition and weight management program. Integrating these ancillary products and services into our core fitness center operations positions Bally as a primary source for all of our members’ wellness needs. Our Bally-branded nutrition products are now sold in approximately 4,000 select retail, grocery and drug store outlets such as Rite Aid and Ralph’s. Our licensed portable exercise equipment is currently sold in over 13,000 retail outlets such as Ross Stores, K-Mart, Sears, Lady Foot-Locker and Value City Department Stores.

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

Implement New Marketing Strategy.  For years the Company relied heavily on aspirational television advertising that featured young, fit people. As part of our new business plan, we have expanded our creative strategy as well as our targeting strategy. Based on extensive research and testing we have produced new advertisements featuring testimonial “Before and After” stories showcasing people of all ages, sizes and ethnicities who have achieved impressive results from participating in Bally programs.

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

Optimize Club Portfolio.  On January 20, 2006, we completed the sale of the chain of health clubs operated under the “Crunch Fitness” brand and certain additional high-end fitness centers in San Francisco, including the Gorilla Sports brand. We may also consider the sale of certain other non-core assets and real estate to the extent that such sales would reduce leverage, improve operating efficiencies or reduce operating costs. On November 30, 2005 we announced that we had retained J.P. Morgan Securities Inc. and The Blackstone Group L.P. to explore strategic alternatives, including potential equity transactions or the sale of businesses or assets. On March 14, 2006, we announced that the Strategic Alternatives Committee of the Board of Directors had authorized J.P. Morgan Securities Inc. and The Blackstone Group L.P. to engage in discussions with interested parties in connection with the strategic alternatives process.

Membership Plans

As noted above, our new sales strategy was developed to modernize our approach to sales and improve customer satisfaction, with the goal of improving our ability to sell memberships, reducing cancellations and improving member retention. BYOM enables members to choose a type of membership (paid-in-full, month-to-month or value plan memberships) and desired amenity package. Clearly presenting membership type and amenities enables the member to select the combination of services and monthly payment best suited for their individual circumstances. Under BYOM, a monthly paying member pays a modest enrollment fee at the time of joining and is given the option to select either a month-to-month plan membership with the flexibility to discontinue their membership at any point upon prior notice or a multi-year commitment value plan membership at a reduced monthly rate. Paid-in-full members pay their membership fees in full for a committed period of time (typically 12-36 months) upon joining. Members may also add amenities to personalize their membership. Amenity choices cover a range of options, including nationwide access to all our clubs, child care/kids club access, racquet sports, martial arts, nutrition programs and personal training. Availability varies by club and requires the member to pay additional fees, either one-time or monthly. In addition, members may add family and friends to their membership in a variety of ways, including at a discount at the point of sale.

Enrollment fees represent cash received at time of enrollment for membership fees for members who choose a month-to-month or value plan membership. For month-to-month members the entire membership fee is typically collected at time of enrollment, while value plan member enrollment fees represent a down payment on the total membership fee. Under our month-to-month plan memberships, the enrollment fee for joining our Bally Total Fitness brand fitness centers, excluding limited special offers and corporate programs, generally ranges from approximately $0 to $249. Under our value plan memberships, the enrollment fee generally ranges from approximately $0 to $199. Month-to-month enrollment fees currently average approximately $110 per membership, and value plan enrollment fees currently average approximately $63 per membership. In addition, value plan members may choose to pay a higher or lower enrollment fee if they agree to pay a correspondingly lower or higher monthly payment amount. Generally, 30% of new value plan members choose to pay an enrollment fee of less than $50 by agreeing to ongoing higher monthly payment amounts.

Monthly payments vary by membership type selected, amenity levels and by whether additional members have been added to the membership. Due to the availability of discounted monthly payments on such family add-on contracts, family and friends of primary joining members may be added at monthly rates generally lower than those available for the primary member. Generally during 2005, family add-on members to value plan memberships were added as nonobligatory members (they can discontinue their membership at any point upon prior notice) while the primary sponsoring member makes payments on an obligatory basis. Single membership monthly payments range from approximately $34 for one club membership plans with minimal amenities, to $60 for all club memberships with higher amenity levels. Family add-on members have been added generally for $15 to $19 per month during 2005.

In the past, monthly payments were significantly lower after expiration of the obligatory period (which was generally 36 months). This practice led to member retention rates that were higher than the industry average, but also resulted in lower monthly payments generally ranging from $12 to $19 for the majority of members who were no longer in their obligatory period. Under the new business model, our value plan membership agreements generally do not provide for significantly discounted payments after a member’s obligatory period ends. A similar change in renewal pricing has been implemented in our upscale Bally Sports Clubs locations. Bally Sports Clubs offer memberships similar to Bally Total Fitness brand clubs in terms of enrollment fee and monthly payments, but at higher prices which generally are $20 greater than Bally Total Fitness clubs within the same market. The Sports Clubs membership payments vary depending on the membership program selected and are subject to increases after the obligatory period.

Members who choose the value plan membership under BYOM may choose to send in payments by mail or sign up for an electronic payment option where the fixed monthly payment is automatically deducted from a checking, savings or credit card account. Over 92% of month-to-month members and over 65% of value plan members pay electronically. Approximately 70% of all our members pay electronically. Our experience indicates that members who choose the electronic funds transfer method of payment are more likely to make payments than members who do not choose electronic funds transfer.

Products and Services

Our fitness center operations provide a unique platform for the delivery of value-added products and services to our fitness, wellness and weight loss-conscious members. By integrating personal training, specialty exercise programs, fitness apparel, drinks, Bally-branded nutritional products and our nutrition and weight management program into our core fitness center operations, we have positioned the Bally Total Fitness brand as the primary source for all of our members’ wellness and weight loss needs.

•	Personal Training. We offer fee-based personal training services in most of our fitness centers with over 5,400 personal trainers currently on staff. Integrating personal training into our membership programs helped fuel the growth of this service, as new members are offered a free first work-out with a trainer or fitness coach as an important first step toward fitness at the beginning of their membership. We also offer these services separately, giving customers a full range of personal training options at the point of sale and beyond. The Company started offering electronic funds transfer payment options on multiple session personal training packages in 2002, making personal training more available. We believe that deeper penetration into the existing membership base along with new training programs, such as small group personal training, will continue to provide for expansion opportunities and revenue growth in personal training. Our new multi-client personal training sessions are more affordable for our members, but on average, increase total revenue per session with a margin similar to one-on-one training.

•	Bally-branded Nutritional Products. To round out our offerings as a provider of health, weight loss and weight management services, we developed Bally-branded nutritional products. Our strong and well-known brand has allowed us to leverage our reputation, marketing strength and experience in fitness to expand into the large market for nutrition and weight loss products. We currently offer protein powders, energy drinks, energy bars, snack bars, high protein bars, weight loss products, multi-vitamins and meal replacement powdered drink mixes. The Bally nutritional products are categorized into three distinct product lines: weight loss, “Blast” for energy, and “Performance” for sports and fitness. As a policy, we require manufacturers and suppliers of our nutritional products to maintain significant amounts of product liability insurance. To capitalize on the strength of the Bally brand outside our clubs, we also distribute our Bally-branded nutritional products in approximately 4,000 select retail, grocery and drug store outlets.

•	Bally Total Fitness Retail Stores. Our members are a captive market of fitness conscious consumers. Our on-site retail stores have been designed to provide products most needed by our members before, during and after their workout. We have approximately 407 retail locations that sell nutritional supplements, basic workout apparel, packaged drinks and other fitness-related convenience products. In over 175 of our fitness centers, our retail stores include a juice bar offering freshly-made performance and recovery shakes and supplement-enhanced nutritional drinks.

•	Nutrition and Weight Management Program. In January 2003, we announced the nationwide introduction of our comprehensive online nutritional and exercise program customized to an individual’s unique metabolism. Since most of our new members join with a weight loss goal in mind, the new nutrition program provides a framework to meet their nutritional objectives at our fitness centers or in the convenience and privacy of their own home by creating an easy to use nutrition program. This full-scale online program is an alternative to specialty weight loss service providers. We continue to test and bring to market new weight loss programs to meet customer demand, such as our recently launched Complete Weight Loss Solution. This new program combines meal plans, grocery lists, recipes, meal replacement bars and meal replacement shakes to offer a comprehensive 30 day weight loss program to all Bally members. Using computer-based or manual food logging methods, all participants in the Complete Weight Loss Solution can track their progress towards reaching their weight loss goals. Bally’s newly launched Complete Weight Loss Solution now allows for the integration of Bally-branded nutrition products into a comprehensive lifestyle, health, nutrition and fitness program. We believe the integration of nutrition, weight loss and weight management services into our existing infrastructure of fitness services gives us a unique competitive advantage over other providers of weight management services that lack the exercise and specialty nutritional components needed for a comprehensive weight management solution.

•	Licensed Products. With our brand recognition and national advertising presence, we have licensed the Bally Total Fitness brand to a third-party supplier of fitness-related products. Our continuing licensing agreement with E&B Giftware LLC resulted in Bally-branded portable fitness products now being sold in over 13,000 retail stores across the United States and Canada and in more than 10 mail order catalogs with distribution in North America and the United Kingdom. We believe licensing of our brand further enhances our brand recognition and further positions us as a total source for consumers’ wellness and fitness needs.

•	Martial Arts. Bally Total Martial Arts (“TMA”) is a program we began in 2000 that brings martial arts to Bally members and their children. TMA is the nation’s largest corporate martial arts program, currently operating schools within 43 fitness centers in five states. The program earns revenue through membership fees, uniform sales, belt test fees, tournament fees and, beginning in 2006, one-on-one instruction. We recruit the majority of our instructors directly from universities in the Republic of Korea. The majority of our teaching staff are internationally certified through the World Taekwondo Federation, the official governing body of Taekwondo worldwide. We intend to continue growing this exciting and profitable program.

Members

We define a member as a person whose membership fees are not delinquent by more than 90 days. Our membership was approximately 3.610 million as of December 31, 2005 and 3.675 million members at December 31, 2004.

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

We operate fitness centers in more than 45 major metropolitan areas representing approximately 61% of the United States population and 16% of the Canadian population with more than 350 of our fitness centers located in the top 25 metropolitan areas in the United States and Toronto, Canada. Most of these fitness centers are located near regional, urban and suburban shopping areas and business districts. This concentration of our fitness centers in major metropolitan areas increases the efficiency of our marketing and advertising programs and enhances brand identity and word-of-mouth marketing. In addition, given our broad distribution of fitness centers, we are not dependent upon one customer or group of customers to generate future revenue opportunities. Our highest-volume fitness center accounted for approximately 1% of our net revenues during 2005.

Historically, we advertised primarily on television and, to a lesser extent, through direct mail, newspapers, telephone directories, radio, outdoor signage and other promotional activities. In late 2003, we fundamentally reshaped our entire marketing approach and organization, modernizing our creative approach and expanding our marketing message to reach multiple customer segments in the 18- to 54-year old demographic, rather than relying exclusively on our traditional 18- to 34-year old target audience. Our national scope of operations also allows us to effectively use national television advertising at a lower cost compared to purchasing these spots on a local basis, which we believe is a distinct competitive advantage.

Our sales and marketing programs emphasize the benefits of health, physical fitness, nutrition and exercise by appealing to the public’s desire to lose weight, look and feel better, be healthier, experience an improved quality of life and live longer. Advertisements focus on Bally’s unique total fitness approach (fitness, nutrition and quality of life), the results it creates, special promotional offers and the frequent use of “Before and After” customer testimonials. We believe providing members a comprehensive, customized solution to their fitness and nutrition needs, and flexible membership and payment plans, as well as our strong brand identity, effective national marketing programs and the convenience of multiple locations, constitutes additional distinct competitive advantages.

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

We also attract membership interest from visitors to our internet home page at www.ballyfitness.com and continue to explore ways to use the internet as a customer relationship management tool. Recently, we have placed greater emphasis on the internet component of our marketing strategy by including our website address in most of our television and print marketing materials. We also use the internet as a way to sell Bally goods and services, as well as month-to-month memberships. Our members also use our website to review account status and pay dues.

In 2005, we continued to benefit from new and existing strategic marketing alliances heightening public awareness of our fitness centers and the Bally Total Fitness brand. Strategic alliances during 2005 included Yum! Brands, Sports Display, Inc., Muzak®, Discovery Healthtm Channel, Gatorade®, Kellogg Company, Hilton Hotelstm, Coca-Cola Enterprises, Inc. and NBC/Mark Burnett Productions (The Apprentice). These alliances provide the Company with an incremental source of revenue (through in-club advertising sales and sampling), as well as enhanced brand awareness through association with other strong brands.

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

Fitness center model.  Our current fitness center model offers those fitness services our members use most frequently, such as well-equipped cardiovascular, strength and free weight training areas along with a wide variety of group fitness classes. These centers, typically 25,000 to 35,000 square feet, have recently averaged approximately 30,000 square feet and cost an average of $3 million to construct, exclusive of purchased real estate. We generally invest approximately $500,000 in exercise equipment in a model fitness center. We have developed a new version of our fitness center model that is designed to be more inviting with an updated color scheme, higher-end finishes and a greater use of technology, with cost and durability comparable to our existing designs. These new fitness centers reflect all of our experience in club development and management over the past 40 years and include innovations such as juice bar/retail/front desk combinations for staffing efficiencies.

Fitness center operations.  Our overall goal is to maximize our members’ experience by combining exercise instruction with nutrition guidance to assist our members in achieving all of their fitness and weight loss objectives. We believe the most effective way to retain members is by successfully assisting them in reaching their fitness goals and experiencing a higher quality of life. We strive to employ friendly and helpful personnel committed to providing a high level of customer service, creating an environment that meets the needs of our members. Our new approach to fitness center operations focuses on staffing our centers with well-trained health, fitness and nutrition professionals. This requires us to cross-train employees so they each have fitness and nutrition skills, as well as sales skills. Once fully implemented, our trained personnel will sell memberships as well as offer orientations to new members on the recommended use of exercise equipment and nutritional advice. Onsite personal trainers are and will continue to be available to assist in the development of a customized training regimen and have also been cross-trained to sell memberships. Our weight loss programs and nutrition products are available at all of our domestic fitness centers and are an important part of our total fitness offering.

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

Franchises.  As of December 31, 2005 pursuant to franchise agreements, five fitness clubs in upstate New York, one fitness club in Baton Rouge, Louisiana and one fitness club in Jacksonville, Florida are operating or will operate in the United States as Bally Total Fitness brand clubs. Internationally, six fitness clubs operate as Bally Total Fitness brand clubs pursuant to franchise agreements — one in the Bahamas, three in South Korea and two in Mexico. Pursuant to a joint venture agreement in which the Company holds a 35% interest with China Sports Industry Co., Ltd., 17 fitness centers are operated in China — one under the joint venture and 16 as franchisees. As of the date of this filing, three additional franchise fitness centers are under construction in China.

Account Servicing

In addition to having member service representatives at most locations, we handle member services, collection and new member processing activities at our Norwalk, California national service center and some of our membership renewal processing at our Towson, Maryland center, providing efficiencies through centralization of these high volume activities.

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

Competition

We are the largest publicly-traded commercial operator of fitness centers in North America in terms of members, revenues and square footage of our facilities. We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we compete with other commercial fitness centers; physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees; the YMCA and similar organizations; and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight-reduction businesses, vitamin stores, juice and smoothie companies and the home-use fitness equipment industry. We also compete, to some degree, with entertainment and retail businesses for the discretionary income of our target markets. In addition, we face regional competition with increasingly large fitness companies such as 24 Hour Fitness Worldwide, Inc., L.A. Fitness, Inc., Town Sports International Holdings, Inc. (NSDQ: CLUB), Life Time Fitness, Inc. (NYSE: LTM) and Curves International, Inc. However, we believe our national brand identity, nationwide operating experience, membership options, significant advertising, ability to allocate advertising and administration costs over all of our fitness centers, customized fitness offerings, purchasing power and account processing and collection infrastructure gives us distinct competitive advantages in our markets. Future competitive factors may emerge which may hinder our ability to compete as effectively.

We believe competition has increased to some extent in certain markets from regional competitors expanding their scope of operations, and due to the decrease in the barriers to entry into the market with financing available from, among others, financial institutions, landlords, equipment manufacturers, private equity sources and the public capital markets. We believe several competitive factors influence success in the fitness center business, including convenience, price, customer service, quality of operations, quality programming and ability to secure prime real estate at economical rates. We believe with our locations, our strong brand identity and our flexible and affordable membership plans, we have the flexibility to respond to economic conditions and competition.

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

Trademarks and Trade Names

The majority of our fitness centers use the service mark “Bally Total Fitness®.” Other facilities operate under the names “Bally Sports Clubssm” and the “The Sports Clubs of Canada®”. We operated facilities under the “Crunch Fitnesssm” brand and the “Gorilla Sportssm” brand until January 20, 2006, when we completed the sale of the Crunch Fitness business, including the Crunch Fitness and Gorilla Sports brands. We operated several fitness centers under the “Pinnacle Fitness®” brand until May 1, 2006, when we converted those clubs to “Bally” clubs. The use of our trademarks and service marks enhances brand identity and increases advertising efficiencies.

Seasonality of Business

Historically, we have experienced greater membership originations in the first quarter and lower membership originations in the fourth quarter, while advertising expenditures are typically lower during the fourth quarter. This seasonality of membership also impacts the timing of revenue generation from our products and services business.

Employees

At December 31, 2005, we had approximately 21,600 employees, including approximately 11,500 part-time employees. The distribution of our employees is summarized as follows:

•	approximately 20,050 employees are involved in fitness center operations, including sales personnel, instructors, personal trainers, club-level supervisory and facility personnel;

•	approximately 500 employees are organized into seven regions to supervise and support club management, including sales, marketing, finance, personal training, group exercise, and field human resource management;

•	approximately 600 employees are involved in the operation of our member processing and collection centers; and

•	approximately 450 employees are accounting, management information systems, marketing, human resources, real estate, legal and administrative support personnel.

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

Recent Developments

Sale of Crunch Fitness

On January 20, 2006, we completed the sale of the chain of health clubs operated under the “Crunch Fitness” brand along with certain additional health clubs located in San Francisco, California. Currently, two health clubs constituting part of the Crunch Fitness chain that could not be transferred to the purchaser at closing are being managed by the purchaser as part of the acquired business until the parties secure consents necessary to complete the transfers. We received the $45 million purchase price at closing (less $2.25 million deposited in an escrow account to cover any required purchase price adjustments), plus $0.5 million in purchase price adjustments, as consideration for the transaction. In connection with the transaction, the Company sold property and equipment with a net book value of approximately $13 million and goodwill and intangibles with a net book value of approximately $27 million as of December 31, 2005. Deferred revenue and deferred rent associated with the sold health clubs was approximately $20.6 million and $15 million, respectively, at December 31, 2005. The Company expects to record a gain of approximately $38 million in the first quarter of 2006 as a result of the sale. After escrow, transaction costs and expenses, in accordance with our Amended and Restated Credit Agreement dated October 14, 2004 (the “Credit Agreement”), we retained $10 million of the sale proceeds and paid $30 million to reduce outstanding indebtedness under our term loan. On June 6, 2006, $1.8 million was released from the escrow account, all of which was used to reduce outstanding indebtedness under our term loan. The remaining funds held in the escrow account will be released upon satisfaction of the terms and conditions of the escrow agreement.

The Company and/or certain of its subsidiaries remain liable for the obligations (including rent) on certain leases transferred to the purchaser in the amount of $90.2 million and may remain liable for the obligations on three additional leases that have not yet transferred to purchaser in an additional amount of $8.5 million.

The amount of foregoing liabilities will reduce over time as obligations are paid by the purchaser under these leases. However, certain of the leases possess renewal options which, if exercised by purchaser, will again increase the amount of liability of the Company and/or certain of its subsidiaries under such lease existing as of the date of such exercise by purchaser but for no more than the obligations for a 5 year period under any such lease.

The Company’s exposure for these retained liabilities is mitigated by two letters of credit naming the Company as beneficiary, aggregating $3.2 million and having a term equal to the longer of three years or the time the purchaser has a Debt to EBITDA Ratio of less than 3 to 1.

The Company will record a liability on its balance sheet for the estimated fair value of these retained liabilities equal to $0.6 million based upon an analysis prepared by an independent third party valuation company.

Changes With Respect to the Board of Directors

On January 11, 2006, we announced the appointment of John W. Rogers, Jr. as Lead Independent Director of our Board of Directors.

On January 11, 2006, we announced the establishment of a special committee (the “Strategic Alternatives Committee”) comprised of four independent directors, led by the Lead Independent Director, to manage the strategic process with J.P. Morgan Securities Inc. and The Blackstone Group L.P., the Company’s outside financial advisors, in evaluating alternatives relative to the possible sale, recapitalization or other strategic transaction involving the Company.

We held our Annual Meeting of Stockholders on January 26, 2006, at which time J. Kenneth Looloian did not stand for re-election as a director of the Company. The vote at the Annual Meeting was certified by IVS Associates, Inc. on February 7, 2006, and Charles J. Burdick, Barry R. Elson and Don R. Kornstein were duly elected as directors of the Company. Eric Langshur was not re-elected. On February 9, 2006, Adam S. Metz resigned from the Board of Directors and Eric Langshur was unanimously reappointed by the Board of Directors. Mr. Langshur continues to serve as chairman of the Audit Committee.

On February 10, 2006, we expanded the Strategic Alternatives Committee to five members and announced that Don R. Kornstein would co-chair the Strategic Alternatives Committee with John W. Rogers, Jr., and that Barry M. Deutsch, Barry R. Elson and Steven S. Rogers would also serve on the Strategic Alternatives Committee.

Annual Meeting of Stockholders

On February 7, 2006, IVS Associates, Inc. certified the vote of the Annual Meeting of Stockholders held January 26, 2006 and confirmed that Charles J. Burdick, Barry R. Elson and Don R. Kornstein were elected as directors of the Company. In addition to the election of new directors, IVS Associates, Inc. certified that the proposal to adopt the 2006 Omnibus Equity Compensation Plan was defeated, that the proposal to ratify the appointment of KPMG LLP as independent auditor was approved, that the stockholder proposal of Pardus Capital Management L.P. regarding bylaw amendments was approved, and that the stockholder proposals of Liberation Investments, L.P. did not receive the required approval of 75% of the outstanding common shares of the Company.

Credit Agreement Amendment and Noteholder Consent Solicitation

On March 14, 2006, we announced that we would not meet the March 16, 2006 deadline for filing our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC. Although the delay in filing resulted in defaults of the financial reporting covenants under the indentures governing our 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) and 10 1/2% Senior Notes due 2011 (“Senior Notes”), it did not constitute an event of default without delivery of a notice of default and expiration of a 30-day cure period. A cross-default under our Credit Agreement would have occurred 10 days after receipt of such notice. Additionally, a default would also have occurred under the Credit Agreement if we did not deliver audited financial statements for the year ended December 31, 2005 to the lenders thereunder by March 31, 2006.

On March 24, 2006, we announced that we would seek waivers of the defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and the Senior Notes through a consent solicitation, which was commenced on March 27, 2006. In connection with the consent solicitation, we entered into agreements with approximately 53% of the holders of the Senior Subordinated Notes to consent to the requested waivers.

On March 30, 2006, we entered into the Third Amendment and Waiver with the lenders under our Credit Agreement that modified the definition of “Consolidated Interest Expense,” modified permitted dispositions, clarified the definition of “Banking Day,” extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, with an option to elect to extend until October 11, 2006, permitted payment of the consent fees to the holders of the Senior Subordinated Notes and the Senior Notes and excludes fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.

On April 10, 2006, we completed the consent solicitations to amend the indentures governing the Senior Subordinated Notes and the Senior Notes to waive any default arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarter ended March 31, 2006 through July 10, 2006, and for the quarter ended June 30, 2006 through September 11, 2006, with an option to elect to extend through October 11, 2006.

In connection with these consents, we issued 1,956,195 shares of unregistered common stock and paid $0.8 million in consent fees to the holders of the Senior Subordinated Notes and the Senior Notes, paid the lenders under the Credit Agreement $2.5 million in fees and recorded $22 million in deferred finance charges as of March 31, 2006. Additionally, on April 11, 2006, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5.6 million from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.

On June 23, 2006, the Company entered into the Fourth Amendment to the Credit Agreement which extends the 10 day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice under the indentures governing the Senior Subordinated Notes or Senior Notes for the third quarter of 2006. The Company paid the lenders under the Credit Agreement fees of $0.5 million in connection with the Fourth Amendment.

We are in the process of implementing new accounting processes and technologies designed to shorten the time required to prepare and file our financial statements. In addition, as described above, while we have secured additional time to file our second quarter financial statements with the SEC without causing a default under the indentures governing the Senior Notes and the Senior Subordinated Notes, and to file our third quarter financial statements with the SEC without causing a cross-default under our Credit Agreement, we cannot assure you that we will be able to make such filings within the extended time periods. Failure to do so will lead to further defaults under the indebtedness and the Credit Agreement and could require us to seek additional consents from our bondholders and lenders.

On March 31, 2006, the Company was not in compliance with two credit agreements with the same lender. These agreements represented debt of restricted subsidiaries in the amount of $3.1 million and debt of an unrestricted subsidiary in the amount of $1.7 million. On April 13, 2006, these agreements were amended and the Company was in compliance with the amended agreements.

Management Changes

On April 17, 2006, the Company announced that Carl J. Landeck, Senior Vice President and Chief Financial Officer was no longer an employee of the Company and that Ronald G. Eidell of Tatum, LLC had joined the Company as Senior Vice President, Finance, with responsibility for all accounting and finance functions.

Item 1A.  Risk Factors

In addition to the factors discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following factors may affect our future results. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our underlying common stock could decline and investors may lose part or all of their investment. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business operations. As a result, we cannot predict every risk factor, nor can we assess the impact of all of the risk factors on our business or the extent to which any factor, or combination of factors, may impact our financial condition and results of operations.

Our substantial leverage could adversely affect our financial health.

We have a substantial amount of debt. As of May 31, 2006, our total consolidated debt was approximately $735.2 million. Our substantial indebtedness could adversely affect our financial health by, among other things:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements;

•	continuing to require us to dedicate a substantial portion of any cash flows from operations to make interest payments on our debt, which reduces funds available for operations and future business opportunities;

•	increasing our vulnerability to adverse economic conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	making us more highly leveraged than some of our competitors, which could potentially decrease our ability to compete in our industry.

Our inability to comply with covenants under the Credit Agreement and indentures governing our Senior Notes and Senior Subordinated Notes could adversely impact our ability to operate our business.

The Credit Agreement and indentures governing our Senior Notes and Senior Subordinated Notes contain covenants that include, among others, financial reporting covenants; restrictions on incurring additional indebtedness; incurring liens; certain types of payments (including capital stock dividends and redemptions, and payments on existing indebtedness); capital expenditures; investments; and sale and leaseback transactions. The Company has failed to comply with its financial reporting covenants during 2004, 2005 and 2006, and has obtained waivers with respect to its non-compliance. Any breach of any of these covenants will result in a default and/or cross-default under the Credit Agreement or the indentures.

In addition, the Credit Agreement requires the Company to meet certain interest coverage and leverage tests, as such tests are defined in the Credit Agreement. If we are unable to comply with these covenants there would be a default under the Credit Agreement which could result in a cross-default under the indentures governing the Senior Notes and the Senior Subordinated Notes. Upon a default under the Credit Agreement, we will not have access to the revolving credit facility and likely will not have adequate liquidity to meet our operating needs. Changes in economic or business conditions, results of operations or other factors could also cause the Company to default under its debt instruments. A default, if not waived by Bally’s lenders, could result in acceleration of the Company’s debt.

We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business.

The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow and availability under our $100 million revolving credit facility pursuant to our Credit Agreement will be sufficient to meet our expected needs for working capital and other cash requirements through the first quarter of 2007. However, changes in terms or other requirements by vendors could negatively impact cash flows and liquidity. We do not believe our cash flow and availability under the revolving credit facility will be sufficient to repay our $300 million Senior Subordinated Notes which are due in October 2007. In addition, the Credit Agreement will terminate in the event that the Senior Subordinated Notes have not been refinanced on or before April 15, 2007. As a result, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinated Notes, our Senior Notes and our Credit Agreement, and may not be able to continue to operate our business. In addition, upon a default under our Credit Agreement, whether directly or as a result of a cross-default to other indebtedness, we will not be able to draw on the revolving credit facility and may not be able to continue to operate our business.

There can be no assurance that any strategic transaction will occur, or if one is undertaken, of its potential terms or timing.

As we previously announced, we are currently exploring strategic alternatives to enhance stockholder value, and the Strategic Alternatives Committee of our Board of Directors has engaged J.P. Morgan Securities Inc. and The Blackstone Group L.P. to assist the Company in this process. The Strategic Alternatives Committee authorized J.P. Morgan Securities Inc. and The Blackstone Group L.P. to engage in discussions with interested parties in connection with the strategic alternative process. There can be no assurance that any transaction will occur, or if one is undertaken, of its potential terms or timing.

We are subject to risks associated with implementation of the new business initiatives.

We have devoted significant resources to the development and testing of new business initiatives, including our BYOM program and our new club staffing programs. However, there can be no assurance the results of our national roll-out of these programs will be successful. The introduction of BYOM could result in pricing contraction or variances in the average payment collected. Furthermore, the national roll-out required significant resources in the planning and implementation, as well as additional training for our club personnel, and may require additional such training in the future which may result in additional costs and distract personnel from other responsibilities. Accordingly, there can be no assurance that these programs will be effective in attracting and/or retaining members. Furthermore, some initiatives are long-term strategic initiatives and, accordingly, may not result in short-term operating efficiencies and, if unsuccessful, may result in additional operating costs.

We may not be able to attract or retain a sufficient number of members to maintain or expand the business.

The profitability of the Company’s fitness centers is dependent, in part, on the Company’s ability to originate and retain members. There are numerous factors that could affect the Company’s membership origination and retention at its fitness centers or that could lead to a decline in member origination and retention rates, including the ability of the Company to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas where the Company’s fitness centers are located, delayed reinvestment into aging clubs, and the public’s level of interest in fitness and general economic conditions. As a result of these factors, there can be no assurance that the Company’s membership levels will be adequate to maintain the business or permit the expansion of its operations. See Item 1 — Business — Business Strategy.

The positive results achieved from introducing the sale of products and services during recent years may not continue in the future.

We have introduced a number of business initiatives to capitalize on our brand identity, distribution infrastructure, significant member base and frequency of visitation. These initiatives primarily focus on selling ancillary products and services to our members within our fitness centers and include: providing personal training services; selling Bally-branded nutritional products; opening retail stores selling nutritional products, workout apparel and related accessories; and martial arts programs. We have generated significant revenue from products and services since implementing these initiatives. However, they may not continue to be successful in the future. The sale and marketing of nutritional products, workout apparel and related accessories and the provision of rehabilitative and physical therapy services involve significant risk of competition. See Item 1 — Business — Competition.

We may not be able to continue to compete effectively in each of our markets in the future.

The fitness center industry is highly competitive. Within each market in which we operate, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, the YMCA and similar organizations and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight reducing salons, vitamin stores and the home-use fitness equipment industry. We also compete, to some extent, with entertainment and retail businesses for the discretionary income of our target markets. In addition, we face greater regional competition with increasingly large and well-capitalized fitness companies such as 24 Hour Fitness Worldwide, Inc., L.A. Fitness, Inc., Town Sports International Holdings, Inc., Life Time Fitness, Inc. and Curves International, Inc. We may not be able to continue to compete effectively in each of our markets in the future. Additionally, competitive conditions may limit our ability to maintain or increase pricing of membership fees and may impact our ability to attract new members, retain existing members and retain or attract qualified personnel.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In making its assessment of internal control over financial reporting as of December 31, 2005, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses contributed to the restatements of our consolidated financial statements for 2002 and 2003, the adjustment to accumulated deficit as of December 31, 2002, set forth herein (See Note 2 of Notes to Consolidated Financial Statements, Adjustment to Accumulated Deficit as of December 31, 2002), and the restatements of the 2005 condensed quarterly financial statements. We cannot assure you further restatements or adjustments may not be required in the future.

Management determined that 11 material weaknesses in our internal control over financial reporting existed as of December 31, 2005. See Item 9A — Controls and Procedures for a description of these material weaknesses.

Due to the existence of these material weaknesses, management concluded we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in the “Internal Control — Integrated Framework.” Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We do not believe that all material weaknesses will be remediated by December 31, 2006.

We are developing a remediation plan and intend to implement remediation measures during 2006 and 2007, each designed to remediate the material weaknesses in our internal controls by December 31, 2007 (See Item 9A — Controls and Procedures). We cannot assure you as to when the remediation plan will be fully implemented, nor can we assure you that additional material weaknesses will not be identified by our management or independent accountants in the future. We have incurred and will continue to incur substantial expenses relating to the remediation of material weaknesses in our internal controls identified in our management assessment. These expenses may materially and adversely affect our financial condition, results of operations and cash flows. In addition, even after the remedial measures discussed in Item 9A — Controls and Procedures are fully implemented, our internal controls may not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

Our ability to report our financial results on a timely basis in the future could be adversely affected by our weaknesses in internal controls.

If we are unable to substantially improve our internal controls, including the capability and efficiencies of our computer and information technology systems, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected. If we are unable to timely file reports with the SEC, we may be required to seek further waivers of reporting covenants from our bondholders and lenders and pay additional consent fees to our bondholders and lenders. We cannot assure you that such waivers could be obtained. If we are unable to obtain a waiver, defaults would occur under our Senior Notes and Senior Subordinated Notes, with a potential cross-default under the Credit Agreement if the holders of the Senior Notes or Senior Subordinated Notes deliver a notice of default. Upon any such event, we may not be able to continue to operate our business. In addition, if we are unable to timely file, the Company could be considered for delisting by the New York Stock Exchange and our stockholders could find it difficult to buy or sell our common shares and the trading prices for our common shares could be adversely effected. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC, and our recent failure to file certain reports on a timely basis limits our ability to access the capital markets using a short-form registration.

Any adverse outcome of investigations currently being conducted by the SEC or the U.S. Attorney’s Office could have a material adverse impact on us, on the trading prices of our securities and on our ability to access the capital markets.

We are cooperating with investigations currently being conducted by the SEC and the U.S. Attorney’s Office. We cannot currently predict the outcome of either of these investigations, which could be material. Nor can we predict whether any additional investigation(s) will be commenced or, if so, the impact or outcome of any such additional investigation(s). Until these existing investigations and any additional investigations that may arise in connection with the historical conduct of the business are resolved, the trading prices of our securities may be adversely affected and it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurs in any such investigation, we could be required to pay civil and/or criminal fines or penalties, or be subjected to other types of sanctions, which could have a material adverse effect on our operations. Fines, penalties or settlements could also result in a default under our Credit Agreement. The trading prices for our securities or our ability to access the capital markets and our business and financial condition could be further materially adversely affected.

The impact of ongoing purported securities class action, derivative and insurance-related litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements. The potential liability from any such litigation or regulatory action could adversely affect our business.

In 2004, we restated our consolidated financial statements for the fiscal year ended December 31, 2003 and 2002. In connection with these restatements, we and certain of our former and current officers and directors have been named as defendants in a number of lawsuits, including purported class action and stockholder derivative suits and suits by individuals from whom we purchased health club businesses with shares of our common stock. We cannot currently predict the impact or outcome of these litigations, which could be material. The continuation and outcome of these lawsuits and related ongoing investigations, as well as the initiation of similar suits and investigations, may have a material adverse impact on our results of operations and financial condition.

In addition, we maintain primary and excess directors and officers liability insurance policies. In November 2005 and April 2006, we and certain of our former and current officers and directors were named as defendants in actions by several insurers to rescind and/or to obtain a declaration that no coverage is afforded by certain of our excess directors and officers liability insurance policies for the years in which the class action and derivative claims were made. We believe that these actions are without merit and intend to vigorously defend them. However, we cannot currently predict the impact or outcome of these litigations, nor can we ensure that we will be able to maintain both our primary and excess directors and officers liability insurance policies, the loss of either of which could be material. The continuation and outcome of these lawsuits, as well as the initiation of similar suits, may have a material adverse impact on our results of operations and financial condition.

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

We are subject to various other litigation risks, including class actions, that could have a material adverse impact on us.

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

The success of our business is heavily dependent on the capabilities of our management team. If critical persons were to leave, it might be difficult to replace them and our business could be adversely affected. In addition, the Company has little equity compensation with which to induce or retain management. The Company’s 1996 Long-Term Incentive Plan expired on January 3, 2006, and as of the date of this filing, only 42,500 shares of common stock are available to be issued to new employees under the Company’s Inducement Award Equity Incentive Plan. Further, stockholders did not approve the proposed 2006 Omnibus Equity Compensation Plan at the Company’s Annual Meeting of Stockholders held in January 2006. We cannot assure you that we can attract and retain a sufficient number of qualified personnel to meet our business needs.

The continuing time, effort and expense relating to internal and external investigations and the development and implementation of improved internal controls and procedures may have an adverse effect on our business.

In addition to the challenges of the various government investigations and extensive litigation we face, our current management team is expected to spend considerable time and effort dealing with the follow up to internal and external investigations involving our historical accounting and internal controls, and in further developing and implementing accounting policies and procedures, disclosure controls and procedures and corporate governance policies and procedures. The significant time and effort required for these matters may distract the management team and have an adverse effect on our business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Our executive office is located in leased office space (approximately 70,000 square feet) in an office park in Chicago, Illinois. We also lease space in Norwalk, California for our national service center, and Towson, Maryland for our information systems and renewal processing facilities.

The following table sets forth information concerning fitness centers operated by the Company:

	Bally	Upscale
	Total Fitness	Branded
	Clubs	Clubs	Total

Total Clubs as of December 31, 2002	354	56	410
Clubs opened during 2003	11	1	12
Clubs acquired during 2003	0	1	1
Clubs closed during 2003	(6)	0	(6)

Total Clubs as of December 31, 2003	359	58	417
Clubs opened during 2004	6	0	6
Clubs acquired during 2004	1	0	1
Clubs closed during 2004	(7)	(1)	(8)
Converted	4	(4)	0

Total Clubs as of December 31, 2004	363	53	416
Clubs opened during 2005	1	0	1
Clubs closed during 2005	(7)	(1)	(8)
Converted	2	(2)	0

Total Clubs as of December 31, 2005	359	50	409

Clubs operated as of December 31, 2005*
Owned	44	2	46
Leased	315	48	363

Total	359	50	409

*	Between January 20, 2006 and May 31, 2006, we transferred ownership of 23 leased Crunch, Gorilla and Pinnacle upscale branded clubs; two additional Crunch locations will be transferred upon satisfaction of all conditions. See Item 1 — Business — Recent Developments — Sale of Crunch Fitness.

Gross square footage as of December 31:
2003	12,624,720
2004	12,667,649
2005	12,565,209

The leases for fitness centers we have entered into in the last five years generally provide for an initial term of 15 years. Most leases give us at least one five-year option to renew and often two or more such options.

Substantially all of our properties are subject to liens under the Credit Agreement or other mortgages.

Item 3.	Legal Proceedings

Putative Securities Class Actions

Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004. The various defendants filed motions to dismiss the amended consolidated complaint on February 24, 2006, which motions are currently pending. It is not yet possible to determine the ultimate outcome of these actions.

Stockholder Derivative Lawsuits in Illinois State Court

On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, James McAnally and John Rogers, Jr., who are current directors and/or officers, and Lee Hillman, John Dwyer, J. Kenneth Looloian, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are now former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. Bally filed a motion to dismiss on May 20, 2006, directed solely to the issue of whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of these actions.

Stockholder Derivative Lawsuits in Illinois Federal Court

On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain current and former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements In November 2005. An amended consolidated complaint was filed on February 27, 2006. Bally filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of this action.

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

On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment were filed on April 21, 2006 and are currently pending. It is not yet possible to determine the ultimate outcome of this action.

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

Plaintiffs’ claims are brought against the Company and its current Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. On April 4, 2006, the Court granted motions to dismiss all claims against defendants Hillman and Dwyer for lack of jurisdiction. Under the current schedule, motions to dismiss on other grounds are to be filed on July 19, 2006. It is not yet possible to determine the ultimate outcome of this action.

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

Demand Letters

On December 27, 2004, the Company received a stockholder demand that it bring actions or seek other remedies against parties potentially responsible for the Company’s accounting errors. The Board appointed a Special Demand Evaluation Committee consisting of three independent directors to evaluate that request. On June 21, 2005, the Company received a second, substantially similar, stockholder demand, which the Special Demand Evaluation Committee also evaluated along with the other stockholder demand. The Special Demand Evaluation Committee retained independent counsel, Sidley & Austin LLP, to assist it in evaluating the demands.

On March 10, 2006, the Company’s Board of Directors accepted the recommendation of its Special Demand Evaluation Committee that no further action be taken at this time against any current or former officers or directors of the Company regarding the matters raised in the two shareholder demand letters. The Committee’s recommendation, based on the report of its independent counsel and adopted by the Board of Directors, was based on consideration of a variety of factors, including (i) the nature and strength of the Company’s potential claims; (ii) defenses available to the officers and directors; (iii) potential damages and resources available to satisfy any damages award; (iv) the Company’s indemnification and advancement obligations under its charter, bylaws, and individual agreements; (v) potential expenses to the Company and potential counterclaims arising from the pursuit of potential civil claims; and (vi) business disruption and employee morale issues.

Insurance Lawsuits

On November 10, 2005, two of our excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc, n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2004 policy years was materially false and misleading. Plaintiff requests the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. Firemans Fund, another excess carrier, was allowed to join in the case on January 4, 2006. Defendants filed motions to dismiss or stay the proceedings on February 10, 2006, which motions are currently pending. On April 6, 2006, an additional excess directors and officers liability insurance provider filed a complaint captioned RLI Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; George N. Aronoff; Paul Toback; John H. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 06CH06892 in the circuit court of Cook County, Illinois, County Department Chancery Division. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2003 policy year was materially false and misleading. Plaintiff requests the Court to declare the Company’s excess policy for the year 2002-2003 void, voidable and/or subject to rescission. The Company and the individual defendants have not yet responded to the complaint. It is not yet possible to determine the ultimate outcome of these actions.

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

In addition, we are, and have been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date we have successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operations. However, we cannot assure you that we will be able to successfully defend or settle all pending or future purported class action claims, and our failure to do so may have a material adverse effect on our financial condition or results of operations. See Item 1 — Business — Government Regulation and Item 1A — Risk Factors.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 13, 2005, the Company commenced a solicitation of consents seeking an extension through October 31, 2005 of the waivers under the indentures governing its Senior Subordinated Notes and Senior Notes with respect to its inability to provide current financial statements. On August 24, 2005, certain beneficial owners of $155,829,000 in aggregate principal amount of the Senior Subordinated Notes consented to the extension of the waiver through November 30, 2005 providing the necessary consent to the waiver extension.

On August 25, 2005, the Company terminated the consent solicitation of the holders of the Senior Subordinated Notes. On August 30, 2005, the Company received the necessary consents from the holders of the Senior Notes to a waiver extension through November 30, 2005. On October 18, 2005, the Company commenced a follow-on consent solicitation to holders of the Senior Subordinated Notes, which closed on November 1, 2005. The vote totals for the consents are set forth on the following table:

	Principal Amount	Principal Amount	Principal Amount	Principal Amount
Notes	Outstanding ($)	Voted For ($)	Voted Against ($)	Abstained ($)

Senior Subordinated Notes	299,764,000	277,810,000	N/A	21,954,000
Senior Notes	235,000,000	228,870,000	N/A	6,130,000

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NYSE under the symbol “BFT”. The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of our common stock as reported on the NYSE.

	High	Low

2004:
First quarter	$8.04	$4.96
Second quarter	6.16	3.60
Third quarter	5.54	3.20
Fourth quarter	4.37	2.95
2005:
First quarter	$4.72	$3.06
Second quarter	3.85	2.86
Third quarter	4.73	2.90
Fourth quarter	7.95	4.40
2006:
First quarter	$9.87	$6.14

As of May 31, 2006, there were 7,090 holders of record of our common stock.

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

The Rights Plan will terminate on July 15, 2006 unless the issuance of the Rights is ratified by Company stockholders prior to that time. We will not seek ratification of the Rights Plan by the Company’s stockholders.

Repurchases of Common Stock

The Company does not regularly repurchase shares nor does the Company have a share repurchase program. Furthermore, the terms of our Credit Agreement generally do not allow us to repurchase common stock without lender approval. We do not expect to repurchase any of our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12 — Security Ownership of Certain Beneficial Owners and Management — Securities Authorized for Issuance Under Equity Compensation Plans, which is incorporated herein by reference.

Item 6.	Selected Financial Data

The following selected financial data reflects certain results of operations and certain balance sheet data for the years ended 2001 to 2005. The data below should be read in conjunction with, and is qualified by reference to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report. The financial information presented may not be indicative of our future performance.

Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share, per member and fitness center data)

Statement of Operations Data(1)
Net revenues	$1,071,033	$1,047,988	$1,002,871	$937,847	$810,088
Impairment of goodwill and other intangibles(3)	1,220	405	54,505	1,619	1,801
Asset impairment charges(4)	10,115	14,772	19,605	18,258	26,281
Operating income (loss)	75,659	38,216	(38,879)	(33,866)	(26,258)
Loss from continuing operations	(9,614)	(30,256)	(102,674)	(94,068)	(92,941)
Loss from continuing operations per share:
Basic and diluted loss per share(5)	$(.28)	$(.92)	$(3.14)	$(2.92)	$(3.35)
Balance Sheet Data(1)(2)
Total assets	$480,094	$502,459	$551,236	$658,172	$637,952
Long-term debt, less current maturities	756,304	737,432	704,678	721,933	694,695
Stockholders’ deficit	(1,463,686)	(1,472,125)	(1,442,957)	(1,336,905)	(1,249,871)
Operating Data
Average monthly membership revenue recognized per member(6)	$19.56	$19.03	$18.88	$18.55	$16.55
Average number of members(6)	3,704	3,724	3,666	3,571	3,581
Number of joining members during the period	1,203	1,165	965	935	908
Number of members at end of period	3,610	3,675	3,647	3,568	3,574
Fitness centers open at end of period	409	416	417	410	405

(1)	The financial data as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 are derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. The financial data as of December 31, 2003 is derived from audited consolidated financial statements issued in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. The financial data as of December 31, 2002 and 2001 and for the year ended December 31, 2001 are derived from unaudited consolidated financial statements not presented separately herein.

(2)	Certain balance sheet items in 2002 and 2001 have been restated. See Note 2 of Notes to Consolidated Financial Statements, Adjustment to Accumulated Deficit as of December 31, 2002.

(3)	Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a consequence, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives. See Note 7 of Notes to Consolidated Financial Statements, Goodwill and Other Intangible Assets. The Company has recorded impairment adjustments to write down the carrying value of its goodwill pursuant to the requirements of SFAS No. 142, and prior to its adoption, pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).

(4)	See Note 5 of Notes to Consolidated Financial Statements, Asset Impairment Charges.

(5)	The Company’s basic and diluted earnings per share is calculated on the following average number of shares outstanding: 2005 — 34,624,039; 2004 — 32,838,811; 2003 — 32,654,738; 2002 — 32,163,019; and 2001 — 27,744,046.

(6)	Average monthly membership revenue per member represents annual membership revenue recognized for the year divided by 12, divided by the average number of members for the period. The average number of members during the year is derived by dividing the sum of the total members outstanding at the end of each quarter in the year by four. Certain prior year membership amounts have been restated to include contracts in process at the end of the respective quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Bally should be read in conjunction with Item 8 — Consolidated Financial Statements and Supplementary Data and Item 1A — Risk Factors.

Executive Summary of Business

Bally is the largest publicly traded commercial operator of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of December 31, 2005, we operated 409 fitness centers collectively serving approximately 3.610 million members. These 409 fitness centers occupied a total of 12.6 million square feet.

Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 350 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of December 31, 2005, we operated fitness centers in over 45 major metropolitan areas representing 61% of the United States population and over 16% of the Canadian population. Currently, approximately 50% of new joining members participate in a membership plan allowing multiple club access, varying from market to nationwide access to all like-branded fitness centers. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership.

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

Historically, Bally memberships in most markets required a two or three year commitment from the member with payments comprised of an initiation fee, interest and monthly dues. Since late 2003, we have expanded these offers to include “month-to-month” membership options that provide greater flexibility to members. Beginning in late 2004 and through December 2005, we implemented the Build Your Own Membership (“BYOMsm”) program, which simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer.

We have three principal sources of revenue:

1)	Our primary revenue source is membership services revenue derived from the operation of our fitness centers. Membership services revenue includes amounts paid by our members in the form of membership fees and dues payments. It also includes revenue generated from provision of personal training services.

Currently, the majority of our members choose to purchase their membership under our multi-year value plan by paying an enrollment fee and by making monthly payments throughout the obligatory term of their membership. After the obligatory period of membership, our members enter the non-obligatory renewal period of membership and make monthly payments (“renewal payments”) to maintain membership privileges. Under sales methods in effect prior to December 2005, renewal payments were substantially discounted from the obligatory period monthly payment level. Following the nationwide implementation of our new BYOM pricing plan, in most markets renewal payments carry a smaller or no discount from the obligatory period monthly payment level. Our members may also choose to purchase a prepaid membership for periods up to three years. Members choosing our month-to-month membership payment option make month-to-month non-obligatory payments after paying an enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

Our membership services revenue is generally collected as cash on a basis that does not conform to its basis of revenue recognition, resulting in the deferral of significant amounts received early in the membership period that will be recognized in later periods. This recognition methodology is a consequence of our long history of offering membership programs with higher levels of monthly or total payments during the obligatory period of membership, generally for periods of up to three years, followed by discounted payments in the subsequent renewal phase of membership. Our revenue recognition objective is to recognize an even amount of membership revenue from our members throughout their entire term of membership, regardless of the payment pattern. As a result, we make estimates of membership term length on a composite group basis of all members joining in a period and set up separate amortization pools based on estimated total group membership term length averages. Estimated term lengths used to create the separate amortization term groups for revenue recognition are based on historical average membership terms experienced by our members.

Membership services revenue related to members who maintain their membership for periods beyond the obligatory term of membership is deferred as collected and recognized on a straight-line basis over the estimated term of total membership. Our historical evaluation of members has resulted in a determination that approximately 37% of originated monthly payment revenue from our members is subject to deferral to be recognized over their entire term of membership. As a result, we defer all collections received from members in this group, and recognize as membership service revenue these amounts based on five amortization pools with amortization periods of 39 months to 245 months, representing composite average membership terms of between 37 months and 360 months. Membership services revenues that have been prepaid in their entirety for the obligatory period of membership are recognized in a similar manner, except that the estimate of the group expected to remain a member for only the obligatory period of membership is amortized over the length of the contract, which is generally 36 months, but varies by state. Based on the historical attrition patterns of members who pay their membership in full upon origination, approximately 57% of such membership revenue relates to members who maintain their membership beyond the obligatory three-year period of membership, which is amortized using the same five amortization pools as described for monthly collections.

We evaluate the actual attrition patterns of all of our deferred revenue pools on a quarterly basis and make adjustments from our historical experience to take into account actual attrition by origination month groups. As we determine that our new estimated attrition is different than the initial estimate based on historical patterns, we recognize as a change in accounting estimate a charge or credit to membership services revenue in the period of evaluation to cumulatively adjust past recognition and ending deferred revenue. Under our deferred revenue methodology, an increase in membership attrition rates will result in an increase in revenue in the period of adjustment as it is determined that amounts previously deferred to future periods of membership no longer need to be deferred. Alternatively, a decrease in membership attrition rates can reduce membership services revenue as it is determined that amounts previously considered earned are required to be deferred for recognition in future periods.

Our membership mix impacts the amount of cash that we defer for later recognition as revenue, and the period of time over which we recognize that revenue. During 2005 we increased our sales of month-to-month memberships, nonobligatory add-on memberships, and nonrenewable paid in full contracts. The average deferral period for these memberships is substantially shorter than the average deferral period for members that select our multi-year plans that include memberships with discounted payments in the renewal phase of membership. As a result of these shorter deferral periods, cash is recognized as revenue more quickly for month-to-month, nonobligatory add-on, and nonrenewable paid in full memberships than for the multi-year plans.

Personal training and other services are provided at most of the Company’s fitness centers. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected generally over three months after an initial payment. Collections related to paid-in-full personal training services contracts are deferred and recognized as personal training services are rendered. Revenue related to personal training services contracts that have been financed is recognized at the later of cash receipt or the rendering of personal training services.

Membership services revenue comprised approximately 94% of our 2005 and 93% of our 2004 and 2003 revenue. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 5% of total revenue in 2005, 2004 and 2003.

3)	The balance of our revenue (approximately 1% for 2005 and 2% for 2004 and 2003) primarily consists of franchising revenue, guest fees and specialty fitness programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy and from sales of Bally-branded products by third-parties. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.

Our operating costs and expenses are comprised of the following:

1)	Membership services expenses consist primarily of salaries, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance and supplies to operate our fitness centers and provide personal training. Also included are the costs to operate member processing and collection centers, which provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Advertising expenses consist of our marketing department, media and production and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to the various accounting investigations.

5)	Impairment of goodwill and other intangibles includes the write-down of the net book value of these assets pursuant to SFAS No. 142. Under SFAS No. 142, the carrying value of our indefinite life intangible assets is annually evaluated and compared to the fair value of such assets. Impairments are recorded when we determine that the net book value of these assets exceeds their fair value.

6)	Asset impairment charges include the write-down of the net book value of our assets (other than indefinite life intangible assets evaluated under SFAS No. 142) pursuant to SFAS No. 144. SFAS No. 144, the carrying value of our assets, primarily property and equipment assets, is evaluated when circumstances indicate that the carrying value may have been impaired. Asset impairment charges represent the excess of the carrying value of the assets over their fair value.

7)	Depreciation and amortization represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings and related improvements are depreciated over 5 to 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements, or the remaining noncancellable lease terms. In addition, equipment and furnishings are depreciated over 5 to 10 years.

We evaluate the results of our fitness centers on a two-tiered segment basis (comparable and non-comparable) depending on how long the fitness centers have been open at the measurement date. We include a fitness center in comparable fitness center revenues beginning on the first day of the 13th full calendar month of the fitness center’s operation, prior to which time we refer to the fitness center as a non-comparable fitness center and, therefore, an element of noncomparable revenue.

We measure performance using key operating statistics such as profitability per club, per area and per region. We also evaluate average revenue per member and fitness center operating expenses, with an emphasis on payroll and occupancy costs as a percentage of sales. We use fitness center cash contribution and cash revenue to evaluate overall performance and profitability on an individual fitness center basis. In addition, we focus on several membership statistics on a fitness center-level and system-wide basis. These metrics include new membership sales, growth of fitness center membership base and growth of system-wide members, fitness center number of workouts per month, fitness center membership sales mix among various membership types and membership retention.

Our primary sources of cash are enrollment fees, paid-in-full and monthly membership fees and dues payments made by our members and sales of products and services, primarily personal training. Because enrollment fees, membership fees and monthly membership dues are recognized over the later of when such payments are collected or earned, cash received from membership fees and monthly membership dues will often be received before such payments are recognized in the consolidated statement of operations.

Our primary capital expenditures relate to the construction of new fitness centers and upgrading and expanding our existing fitness centers. The construction and equipment costs for a new fitness center approximates $3.5 million, on average, which varies based on the costs of construction labor, as well as on the planned service offerings, size and configuration of the facility and on the market.

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

We believe we are well positioned to benefit from continued growth in club membership, which, according to the IHRSA’s Industry Data Survey of the Health and Fitness Club Industry, increased 4.8% in 2004. Increased competition, however, including competition from very small fitness centers (less than 3,000 square feet), will require us to continue to reinvest in our facilities to remain competitive. Furthermore, price discounting by competitors, particularly in more competitive markets, may negatively impact our membership growth and/or our average revenue per member. Our principal strategies are to improve member origination and retention by enhancing customer service, promoting and improving our products and services and improving operating efficiencies. We believe the BYOM program provides a unique opportunity to combine a customized membership offering with this expanded service philosophy. See Item 1A — Risk Factors — “We may not be able to attract or retain a sufficient number of members to maintain or expand the business” and “We are subject to risks associated with implementation of the new business initiatives”.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position. We apply those accounting principles and policies in a consistent manner from period-to-period. Our significant accounting policies are summarized in Note 1 in the Notes to Consolidated Financial Statements.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions at a specific point in time that affect the reported amounts of certain assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily obtainable from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements:

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

Membership fees and monthly dues collected but not earned are included in deferred revenue. The majority of members commit to a membership term of between 12 and 36 months. The majority of these contracts are 36-month contracts. Contracts typically include a member’s right to renew the membership at a discount compared to the monthly payments made during the initial contractual term.

Additional members may be added to the primary joining members’ contract. These additional members may be added as obligatory members that commit to the same membership term as the primary member, or nonobligatory members that can discontinue their membership at any time.

Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership life is estimated at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. The Company’s estimates of membership life were up to 360 months during 2005, 2004, and 2003. As of December 31, 2005, the weighted average membership life for members that commit to a membership term of between 12 and 36 months is 39 months. Members with these terms that finance their initial membership fee have a weighted average membership life of 37 months, while those members that pay their membership fee in full at point of sale have a weighted average membership life of 56 months. Because of the discount in monthly payments made during the renewal term when compared to monthly payments made in the initial contractual term, the estimate of membership term impacts the amount of revenue deferred in the initial contractual term. Changes in member behavior, competition, and Company performance may cause actual attrition to differ significantly from estimated attrition. A resulting change in estimated attrition may have a material effect on reported revenues in the period in which the change of estimate is made.

At December 31, 2005, 2004 and 2003, approximately 61% of members were in the non-obligatory renewal period of membership. Renewal members can cancel their membership at any time prior to their monthly or annual due date. Membership revenue from members in renewal include monthly dues paid to maintain their membership, as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.

Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated membership life. Membership life for month-to-month members is currently estimated at between 4 and 41 months, with an average of 15 months.

Paid-in-full members who purchase nonrenewable memberships must repurchase the same membership plan to continue membership beyond the initial contractual term. Such membership fees are deferred and amortized over the contract term.

Personal training and other services are provided at most of the Company’s fitness centers. Revenue related to personal training services is recognized when the four criteria of recognition described above are met, which is generally upon rendering. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected over periods generally through three months after an initial payment. Collections of amounts related to paid-in-full personal training services contracts, are deferred and recognized as personal training services are rendered. Revenue related to personal training contracts that have been financed is recognized at the later of cash receipt or the rendering of personal training services.

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

The Company enters into contracts that include a combination of (i) health club services (which may include two or more members on a single contract), (ii) personal training services, and (iii) nutritional products. In these multiple element arrangements, health club services are typically the last delivered service. The Company accounts for these arrangements as single units of accounting because they do not have objective and reliable evidence of the fair value of health club services.

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”). In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21, which provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service, was effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Effective July 1, 2003, the Company adopted Issue 00-21 on a prospective basis. Under Issue 00-21, elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. As the Company does not have objective and reliable evidence of the fair value of health club services and treats these arrangements as single units of accounting, the adoption of Issue 00-21 did not have an impact on the Company’s financial statements.

Costs related to acquiring members and delivering membership services are expensed as incurred.

Self-Insurance Costs:  We retain risk related to workers’ compensation and general liability claims, supplemented by individual and aggregate stop-loss limits. Reported liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred, but not reported, for all claims through December 31, 2005. Case-reserves are established for reported claims using case basis evaluation of the underlying claim data and are updated as information becomes known. The liabilities for workers’ compensation claims are accounted for on a present value basis utilizing a risk-adjusted discount rate. The difference between the discounted and undiscounted workers’ compensation liabilities was $1 million as of December 31, 2005.

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

Valuation of Long-Lived Assets:  In accordance with SFAS No. 144, we monitor the carrying values of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific fitness centers, to the respective carrying values. If impairment is identified for long-lived assets to be held and used, we compare discounted future cash flows to the current carrying values of the related assets. We record impairment when the carrying values exceed the discounted cash flows.

The factors most significantly affecting the impairment calculation are our estimates of future cash flows. Our cash flow projections carry several years into the future and include assumptions on variables such as growth in revenues, our cost of capital, inflation, the economy and market competition. Any changes in these variables could have an effect upon our valuation.

We perform impairment reviews at the club level as opposed to a review on an area or regional level basis. Use of a different level could produce significantly different results.

Generally, costs to reduce the carrying values of long-lived assets are reflected in the Consolidated Statements of Operations as “asset impairment charges.” These charges amounted to $10.1 million, $14.8 million and $19.6 million in 2005, 2004 and 2003, respectively. Changes may continue to occur as a result of investments in clubs in turnaround situations.

Valuation of Goodwill:  Goodwill is reviewed for impairment during the fourth quarter of each year on December 31, and also upon the occurrence of trigger events. The reviews are performed at a reporting unit level defined as one level below our operating regions, effectively the individual markets in which we operate. Generally, estimated fair value is based on a projection of discounted future cash flows, and is compared to the carrying value of the reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment is identified, the fair value of an area is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the area’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the area’s goodwill over the implied fair value. These charges amounted to $0 and $42.1 million in 2004 and 2003, respectively. No impairment of goodwill was identified at December 31, 2005.

The annual impairment review requires the extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Similar to our policy on impairment of long-lived assets, the cash flow projections used in our goodwill impairment reviews can be affected by several items such as inflation, the economy and market competition, which could have an effect upon these projections.

Valuation of Intangible Assets:  In addition to goodwill, the Company has recorded intangible assets totaling $9.4 million for trademarks, $4.7 million for leasehold rights and $0.3 million for membership relations at December 31, 2005. Balances at December 31, 2004 were $9.9 million for trademarks, $7.0 million for leasehold rights and $0.8 million for membership relations. Leasehold rights are amortized using the straight-line method over the respective lease periods without regard to any extension options. We test these assets annually for impairment. Impairment charges for 2005, 2004 and 2003 amounted to $1.2 million, $.4 million and $12.4 million, respectively.

Stock Option Plans:  We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, because the exercise price of the option granted is equal to or greater than the market value of the underlying stock on the option grant date, no stock-based compensation expense is included in net earnings, other than expenses related to restricted stock awards. Note 1 of the Notes to Consolidated Financial Statements describes the effect on net earnings if compensation cost for all options had been determined based on the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Results of Operations

The following table sets forth key operating data for the periods indicated (dollars in thousands except per member data):

	Year Ended		Year Ended		Change from
	December 31,	% of Total	December 31,	% of Total	Previous Year
	2005	Revenue	2004	Revenue	Dollars	Percent

REVENUE
Membership	$869,302	81%	$850,541	81%	$18,761	2%
Personal training	134,595	13%	125,441	12%	9,154	7%

Membership services revenue	1,003,897	94%	975,982	93%	27,915	3%
Retail products	50,685	5%	53,340	5%	(2,655)	(5)%
Miscellaneous	16,451	1%	18,666	2%	(2,215)	(12)%

Total revenue	1,071,033	100%	1,047,988	100%	23,045	2%
OPERATING COSTS AND EXPENSES
Membership services	726,937	68%	732,741	69%	(5,804)	(1)%
Retail products	52,004	5%	54,496	5%	(2,492)	(5)%
Advertising	55,014	5%	61,602	6%	(6,588)	(11)%
Information technology	21,341	2%	18,288	2%	3,053	17%
Other general and administrative	66,172	6%	57,689	6%	8,483	15%
Impairment of goodwill and other intangibles	1,220	NM	405	NM	815	201%
Asset impairment charges	10,115	1%	14,772	1%	(4,657)	(32)%
Depreciation and amortization	62,571	6%	69,779	7%	(7,208)	(10)%

	995,374	93%	1,009,772	96%	(14,398)	(1)%

Operating income	$75,659	7%	$38,216	4%	$37,443	98%

	Year Ended		Year Ended		Change from
	December 31,	% of Total	December 31,	% of Total	Previous Year
	2004	Revenue	2003	Revenue	Dollars	Percent

REVENUE
Membership	$850,541	81%	$830,511	83%	$20,030	2%
Personal training	125,441	12%	99,355	10%	26,086	26%

Membership services revenue	975,982	93%	929,866	93%	46,116	5%
Retail products	53,340	5%	55,266	5%	(1,926)	(3)%
Miscellaneous	18,666	2%	17,739	2%	927	5%

Total revenue	1,047,988	100%	1,002,871	100%	45,117	4%
OPERATING COSTS AND EXPENSES
Membership services	732,741	69%	726,231	73%	6,510	1%
Retail products	54,496	5%	57,493	6%	(2,997)	(5)%
Advertising	61,602	6%	53,503	5%	8,099	15%
Information technology	18,288	2%	12,507	1%	5,781	46%
Other general and administrative	57,689	6%	41,139	4%	16,550	40%
Impairment of goodwill and other intangibles	405	NM	54,505	5%	(54,100)	(99)%
Asset impairment charges	14,772	1%	19,605	2%	(4,833)	(25)%
Depreciation and amortization	69,779	7%	76,767	8%	(6,988)	(9)%

	1,009,772	96%	1,041,750	104%	(31,978)	(3)%

Operating income (loss)	$38,216	4%	$(38,879)	(4)%	$77,095	198%

NM:	Not Meaningful

Key Operating Data

	Year Ended December 31,
	2005	2004	2003

Average monthly membership revenue recognized per member(1)	$19.56	$19.03	$18.88
Average number of members during the year (000’s)(1)	3,704	3,724	3,666
Number of joining members during the year (000’s)	1,203	1,165	965
Number of members at end of year (000’s)	3,610	3,675	3,647
Fitness centers open at end of year	409	416	417

(1)	Average monthly membership revenue per member represents annual membership revenue recognized for the year divided by 12, divided by the average number of members for the period. The average number of members during the year is derived by dividing the sum of the total members outstanding at the end of each quarter in the year by four.

Summary of revenue recognition method

The Company’s strategy is to grow the number of members by continued new member acquisition and improved retention. The Company also intends to grow its product and services revenue, as well as personal training.

The Company’s sources of membership revenue include health club memberships and personal training services. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. The Company relies upon a signed contract between the Company and the customer as the persuasive evidence of a sales arrangement. Delivery of health club services extends throughout the term of membership. Delivery of personal training services occurs when individual personal training sessions have been rendered.

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

Membership fees and monthly dues collected but not earned are included in deferred revenue. The majority of members commit to a membership term of between 12 and 36 months. The majority of these contracts are 36 month contracts. Contracts generally include a member’s right to renew the membership at a discount compared to the payments made during the initial membership term.

Additional members may be added to the primary joining members’ contract. These additional members may be added as obligatory members that commit to the same membership term as the primary member, or nonobligatory members that can discontinue their membership at any time. The percent of add-on members has increased resulting from the popularity of this program, representing 26%, 25% and 22% of all members at December 31, 2005, 2004 and 2003, respectively.

Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership life is estimated at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. The Company’s estimates of membership life were up to 360 months during 2005, 2004 and 2003. As of December 31, 2005, the weighted average membership life for members that commit to a membership term of between 12 and 36 months is 39 months. Members with these terms that finance their initial membership fee have a weighted average membership life of 37 months, while those members that pay their membership fee in full at point of sale have a weighted average membership life of 56 months. Because of the discount in monthly payments made during the renewal term when compared to payments made in the initial contractual term, the estimate of membership term impacts the amount of revenue deferred in the obligatory period.

Cash collected for membership revenues is deferred and recognized on a straight-line basis over periods based on expected member attrition and cash collection patterns using historical trends, with the vast majority of membership revenues being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of previously deferred cash receipts from prior periods. Decreasing attrition will result in more cash collected, but will also result in an increase in the amortization period. Increasing attrition, on the other hand, would decrease cash collected but accelerate the recognition of deferred revenue. We monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Revenues recognized during a period reflect cash collected during prior periods and, to a lesser extent, cash collected in the current period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.

Members in the non-obligatory renewal period of membership can cancel their membership at any time prior to their monthly or annual due date. Membership revenue from members in renewal includes monthly dues paid to maintain their membership, as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.

Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated member life. Member life is currently estimated at between 4 and 41 months, with an average of 15 months, for month-to-month members. Management believes that month-to-month memberships have become more appealing to those consumers who are willing to pay more, and do not want to be locked into a long-term obligation.

Personal training services are generally provided shortly after payment is received by the Company, which results in a relatively low and constant deferred revenue liability balance. As a result, personal training revenues recognized are relatively consistent with the level of cash received.

Comparison of the years ended December 31, 2005 and 2004

Total revenue for the year ended December 31, 2005 was $1,071.0 million compared to $1,048.0 million in 2004, an increase of $23.0 million (2%). The increase in total revenue resulted from the following:

•	Membership revenue recognized increased to $869.3 million from $850.5 million in 2004, an increase of $18.8 million (2%) from the prior year. The increase in membership revenue in the current year is the result of a 3% increase in the average monthly revenue recognized per member.

•	Cash collections of membership revenue during 2005 were $834.0 million, an increase of $7.9 million (1%) from 2004. This increase is the result of an increase in paid-in-full membership fees, advance payments of dues and membership fees, and monthly payments from month-to-month members partially offset by a decrease in payments from financed members and renewal term monthly dues payments. See Note 11 of Notes to Consolidated Financial Statements, Deferred Revenue.

•	Personal training revenue increased to $134.6 million from $125.4 million in 2004, an increase of $9.2 million (7%), primarily reflecting the Company’s emphasis on growth in personal training services.

•	Retail products revenue decreased to $50.7 million from $53.3 million in 2004, a decrease of $2.6 million (5%), due primarily to the conversion of 45 lower performing full size in club retail stores to a more efficient, but lower sales model integrated with the front desk operation.

•	Miscellaneous revenue decreased to $16.5 million (12%) in 2005 from $18.7 million in 2004, primarily due to a $1.1 million decrease in sponsorship revenue from income producing strategic partnerships, a $.6 million decrease in chiropractic and other clinical services revenue and a $.5 million reduction in franchise fees.

Operating costs and expenses for the year ended December 31, 2005 were $995.4 million compared to $1,009.8 million during 2004, a decrease of $14.4 million (1%). This decrease resulted from the following:

•	Membership services expenses for the year ended December 31, 2005 decreased $5.8 million (1%) from 2004, reflecting a $10.7 million decrease in personnel costs as a result of the Company’s cost reduction initiatives, partially offset by an $8.5 million increase in occupancy and insurance costs.

•	Retail products expenses, which include labor costs, for the year ended December 31, 2005 decreased $2.5 million (5%) from 2004 as a result of the 5% decrease in retail product revenue described above. Gross margin on retail products revenue was 37% and 49% for 2005 and 2004, respectively.

•	Advertising expenses for the year ended December 31, 2005 decreased $6.6 million (11%) from 2004, primarily due to a planned reduction in media spending (television and radio advertising) and deferral of production costs in the fourth quarter of 2005.

•	Information technology expenses for the year ended December 31, 2005 increased $3.1 million (17%) from 2004 primarily as a result of costs associated with implementing new business initiatives and improved controls for the Company and compliance and security enhancements. Information technology spending for 2005 was approximately 2.0% of total revenues as compared to 1.7% during 2004.

•	Other general and administrative expenses for the year ended December 31, 2005 increased $8.5 million (15%), primarily as a result of $7.9 million in higher professional services costs such as legal, consulting and auditing and $3.7 million related to the accelerated vesting of restricted shares, offset by $7.3 million in insurance claim proceeds. Expenses in 2005 also include the impact of a $4.6 million write off of equipment in the fourth quarter of the year.

•	Impairment charges related to other intangible assets as well as asset impairment charges for the year ended December 31, 2005 were $3.8 million less than 2004 principally due to fewer club locations with deteriorating operating performance.

•	Depreciation expense for the year ended December 31, 2005 decreased $7.2 million (10%) from 2004, reflecting fewer depreciable assets resulting from the Company’s fixed asset impairment charges in 2004 and prior years, along with lower levels of capital spending.

We believe that membership revenue in 2006 will increase (after adjusting 2005 results for the effects of the sale of Crunch Fitness) primarily by enrolling new members and improving member retention as we implement BYOM, our new club staffing model and other initiatives designed to keep the member focused on fitness (See Item 1 — Business — Business Strategy). We generally expect changes in variable operating expenses in 2006 to track the changes in net revenue (also after adjusting 2005 results for the effects of the sale of Crunch Fitness). We are in the process of fully rolling out our new club staffing model to all our clubs, a program we expect to complete in 2006. Accordingly, expenses expected to be lower than 2005 levels include payroll and related costs, reflecting lower staffing levels on average than we experienced in 2005. Overall, approximately 70% of our expenses (primarily rent, utilities, maintenance and other occupancy related costs) are fixed in nature and do not vary with member or revenue levels. The balance of our expenses are variable and we have considerable ability to vary both the amount and timing of such expenses. We have changed the phasing and amount of planned expenses in the past and will likely do the same in 2006.

Comparison of the years ended December 31, 2004 and 2003

Total revenue for the year ended December 31, 2004 was $1,048.0 million compared to $1,002.9 million in 2003, an increase of $45.1 million (4%). The increase in total revenue resulted from the following:

•	Membership revenue recognized increased to $850.5 million from $830.5 million in 2003, an increase of $20 million (2%) from the prior year. Membership revenue in 2003 includes $11 million received as cash proceeds from the sale of previously charged off obligatory membership accounts. The increase in membership revenue in 2004 is the result of a 2% increase in the average number of members to 3.724 million members for 2004.

•	Cash collections of membership revenue during 2004 was $826.1 million, a decrease of $10.6 million (1%) from 2003. This decrease is primarily the result of $11 million received in 2003 from the sale of previously charged-off obligatory membership accounts.

•	Personal training revenue increased to $125.4 million from $99.4 million in 2003, an increase of $26.1 million (26%), primarily reflecting the Company’s emphasis on and continued growth in personal training services.

•	Retail products revenue decreased to $53.3 million from $55.3 million in 2003, a decrease of $1.9 million (3%), due in part to the elimination of the sale of ephedra-based products. The direct operating loss from the retail business decreased to a loss of $1.2 million in 2004 as compared to a loss of $2.2 million in 2003.

•	Miscellaneous revenue increased to $18.7 million (6%) in 2004 from $17.7 million in 2003, primarily due to an increase in specialty program revenues from our martial arts program.

Operating costs and expenses for the year ended December 31, 2004 were $1,009.8 million compared to $1,041.8 million during 2003, a decrease of $32.0 million (3%). This decrease resulted from the following:

•	Membership services expenses for the year ended December 31, 2004 increased $6.5 million (1%) from 2003, reflecting increases in occupancy and insurance costs and in personnel costs largely attributable to the 26% increase in personal training revenues described above, partially offset by reductions in operating expenses despite a 21% increase in new member sign-ups.

•	Retail products expenses, which include labor costs, for the year ended December 31, 2004 decreased $3.0 million (5%) from 2003 as a result of the 4% decrease in retail product revenue described above. Gross margin on retail products revenue was 49% for both 2004 and 2003.

•	Advertising expenses for the year ended December 31, 2004 increased $8.1 million (15%) from 2003, reflecting increases in media spending (primarily television and radio advertising) and consumer research to drive new member enrollments and to adjust for the impact of inflation on advertising which had not been increased in the past several years.

•	Information technology expenses for the year ended December 31, 2004 increased $5.8 million (46%) from 2003 primarily as a result of costs associated with implementing improved controls for the Company and compliance and security enhancements necessary to comply with the Sarbanes-Oxley Act of 2002. Information technology spending for 2004 was approximately 1.7% of total revenues as compared to 1.2% during 2003.

•	Other general and administrative expenses for the year ended December 31, 2004 increased $16.6 million (40%), primarily as a result of $8.7 million of costs, net of insurance proceeds, incurred during 2004 in connection with the investigations and litigation related to the restatement of the Company’s financial statements and a $2.0 million increase in insurance costs.

•	Impairment charges related to goodwill and other intangibles as well as asset impairment charges for the year ended December 31, 2004 were $58.9 million less than 2003 principally due to charges recorded during 2003 related to the Crunch business acquired by the Company on December 31, 2001 that did not perform as originally expected.

•	Depreciation expense for the year ended December 31, 2004 decreased $7.0 million (9%) from 2003 reflecting the relatively high proportion of the Company’s facilities that are in excess of 15 years old, which is the longest period over which the Company depreciates its leasehold improvements.

Financial Condition

Our consolidated assets of $480.1 million as of December 31, 2005 reflect a decrease of $22.4 million from 2004. This decrease was primarily due to a $38.0 million decrease in property and equipment, resulting from a decrease in capital expenditures in 2005 of $11.9 million compared to 2004 and asset impairment charges of $10.1 million. This decrease was offset in part by:

•	an increase in prepaid expenses of $4.9 million, primarily from prepaid advertising; and

•	an increase in deferred financing costs of $11.7 million due to the consent solicitation.

Liquidity and Capital Resources

The following table summarizes the Company’s liquidity for 2005 and 2004 (in millions):

	Year Ended December 31,		Change from
	2005	2004	Previous Year

Cash and equivalents	$17.5	$19.2	$(1.7)
Undrawn revolving credit facility	51.4	91.3	(39.9)

Total liquidity	$68.9	$110.5	$(41.6)

The Company’s Credit Agreement provides for a $100 million revolving credit facility that expires in June 2008, and a $175 million term loan expiring in October 2009 (the term loan balance was $141 million at June 15, 2006 due to the previously mentioned repayment, pursuant to the sale of Crunch Fitness). The rate of interest on borrowings under the revolving credit is equal to the Eurodollar or reference rate (higher of the prime rate of the federal funds rate plus 0.50%) plus a margin that varies based on the total leverage of the Company. The interest on the term loan is equal to the Eurodollar rate or reference rate plus a fixed margin. The Credit Agreement is secured by substantially all of the Company’s real and personal property and contains restrictive covenants that include certain interest coverage and leverage tests (see subsequent discussion of Debt). Additionally, the Credit Agreement will terminate early in the event that the Senior Subordinated Notes have not been repaid or refinanced on or before April 15, 2007.

There was $35 million borrowed and $13.6 million in letters of credit issued under the revolving credit facility at December 31, 2005. The increased borrowing level during 2005 was due in part to payment of a judgment resulting from an arbitration award against the Company, various consent payments and other fees to lenders and increased professional fees.

As of December 31, 2005, we were in compliance with all covenants under the Credit Agreement.

The Company requires operating cash flow to fund its capital spending and working capital requirements. The Company maintains a substantial amount of debt, the terms of which require significant interest payments each year. The Company currently anticipates that cash flow and availability under the $100 million revolving credit facility under the Credit Agreement will be sufficient to meet its expected needs for working capital and other cash requirements through the first quarter of 2007. However, our cash flows and liquidity may be negatively impacted by various items, including changes in terms or other requirements by vendors, regulatory fines or penalties, settlements or adverse results in securities or other litigations, future consent payments to lenders or bondholders if required and unexpected capital requirements.

The Credit Agreement will terminate if the Senior Subordinated Notes are not repaid or refinanced on or before April 15, 2007. We do not believe our cash flow and availability under the $100 million revolving credit facility will be sufficient to meet our needs in 2007 when the Senior Subordinated Notes come due. Therefore, we may need to raise additional funds through private or public debt or equity financings. There is no assurance that funds will be available to the Company on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Notes, our Senior Subordinated Notes and our Credit Agreement. In addition, upon a default under our Credit Agreement, whether directly or as a result of a cross-default to other indebtedness, we will not be able to draw on the revolving credit facility and may not be able to continue to operate our business.

Interest Expense

Interest expense for the year ended December 31, 2005 increased $18.1 million to $85.3 million, principally due to higher interest rates ($10.9 million) as a result of the increase in general interest rate levels plus the full year impact of the replacement of the Company’s accounts receivable securitization with a higher rate term loan, and an increase in amortization of deferred financing fees ($5.1 million) resulting from the fees paid to obtain the waiver of financial reporting covenants under certain debt agreements (see subsequent discussion under Consent Solicitations).

Interest expense for the year ended December 31, 2004 increased $4.6 million to $67.2 million from the year ended December 31, 2003, principally due to a higher average effective interest rate in 2004 resulting from increases in general interest rate levels and the replacement of the Company’s accounts receivable securitization with a higher average rate term loan during 2004.

Of our total debt outstanding of $769.3 million at December 31, 2005, approximately 53% bears interest at floating rates. This includes the effect of interest rate swap agreements which effectively convert $200 million of Senior Subordinated Notes into variable rate obligations. Our interest expense increased during 2005 as a result of the rising interest rate environment and will continue to increase if interest rates continue to rise in 2006. Correspondingly, should rates decrease, we would benefit from the lower rates. Our interest expense will be favorably impacted by the $30 million reduction in our term loan from the application of the proceeds from the sale of Crunch Fitness. In March and April 2006, we paid fees to lenders and bondholders that will further increase amortization of deferred financing costs and interest expense.

Cash Flows

The following table summarizes the Company’s cash flows for 2005 and 2004 (in millions):

	Year Ended December 31,		Change from Previous Year
	2005	2004	Dollars	Percent

Cash provided by operating activities	$30.7	$36.1	$(5.4)	(15)%
Cash used in investing activities	(36.2)	(50.2)	14.0	28%
Cash provided by financing activities	3.4	19.2	(15.8)	(82)%

Increase (decrease) in cash	$(2.1)	$5.1	$(7.2)	(141)%

Operating Activities

Net cash provided by operating activities of $30.7 million decreased $5.4 million (15%) in 2005 from 2004. Cash received from memberships increased $7.9 million, offset by increased costs including insurance, occupancy costs, audit fees, professional fees associated with restructuring, restatements and securities matters and payment of a judgment resulting from an arbitration award against the Company.

Investing Activities and Capital Expenditures

Net cash used in investing activities totaled $36.2 million in 2005 compared to $50.2 million in 2004, a 28% reduction, due to a decrease in capital expenditures from $49.7 million in 2004 to $37.9 million in 2005. We opened a club in Huntington Park, California in March 2005. We opened a club in Carrollton (Dallas), Texas in April 2006. Three clubs currently in development are planned for opening in 2006 (two replace existing clubs), four are also planned to open in 2007 (three replace existing clubs) and two during 2008 (both replace existing clubs). During 2005 we spent approximately $10 million on new clubs and $25 million to maintain our existing clubs. During 2006 we expect to spend approximately $10 million on new clubs and $20-$25 million to maintain our existing facilities. These expenditures maintain our clubs at levels needed to attract and retain members.

Financing Activities

Net cash provided by financing activities totaled $3.4 million in 2005 compared to $19.2 million in 2004. Other than $0.25 million of capital leases, no new debt was issued during 2005. Debt related financing activities consisted of borrowings under the revolving credit facility and repayments of various debt and capital lease obligations. Debt issuance and refinancing costs of $11.3 million were related primarily to the fees associated with the consent solicitations, some of which were funded by the proceeds of $1.4 million from stock issuances in November 2005 (see subsequent discussion under Consent Solicitations).

Capital Requirements and Contractual Obligations

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our health club facilities;.

•	capital expenditures, particularly for new clubs, maintenance, equipment, and information technology;

•	interest and scheduled principal payments related to our debt; and

•	other general corporate expenditures.

Future Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2005 (in millions). The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions, such as future interest rates. Future events, including refinancing of our securities, could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Interest(1)	$229	$75	$104	$25	$25
Capital leases	9	5	4	—	—
Operating leases	1,113	153	388	99	473
Long-term debt(2)	760	10	515	—	235
Other long-term liabilities	28	4	11	4	9

Total future contractual obligations	$2,139	$247	$1,022	$128	$742

(1)	Includes interest on the Senior Subordinated Notes and Senior Notes at the stated fixed rates. Additionally, we entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Senior Subordinated Notes varies based on the LIBOR rate, the effect of which has been included based on the valuation at December 31, 2005. The interest rate on the term loan and the revolving credit facility under the Credit Agreement is variable, and interest payments are based on the average rate in effect at December 31, 2005 and the contractual payment schedule, excluding any additional draw down or repayment on the revolving credit facility.

(2)	Assumes the Credit Agreement terminates on April 15, 2007, pursuant to the early termination provision related to the refinancing of the Senior Subordinated Notes.

Dividend and Other Commitments

We have remaining authorization to repurchase up to 820,400 shares of our common stock on the open market from time to time. The terms of our Credit Agreement generally do not allow us to repurchase common stock or pay dividends without lender approval. We do not expect to repurchase any of our common stock in the foreseeable future. We have not paid any cash dividends on our common stock and do not anticipate any in the future.

Debt

Credit Agreement

On October 14, 2004, we entered into a credit agreement with a group of financial institutions led by JPMorgan Chase Bank that provides for a five-year $175 million term loan in addition to the existing $100 million revolving credit facility that expires in June 2008. The proceeds of the term loan were used to refinance our $100 million Securitization Series 2001-1 which was to begin amortizing in November 2004, and to provide approximately $75 million of additional liquidity for general corporate purposes. The Credit Agreement is secured by substantially all of the Company’s real and personal property, including member obligations under installment contracts. The Credit Agreement contains restrictive covenants that include certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; capital expenditures; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, all subject to certain exceptions. The Credit Agreement will terminate on April 15, 2007 in the event that the Senior Subordinated Notes have not been refinanced on or before that date. As provided for in the Credit Agreement, all of our financial reporting to the lenders, including for the period ended December 31, 2005, will be prepared in accordance with U.S. generally accepted accounting principles. At December 31, 2005 there was $35 million borrowed and $13.6 million in letters of credit issued under the revolving credit facility. At May 31, 2006, there was $39.5 million borrowed and $14.1 million in letters of credit issued under the revolving credit facility and the outstanding balance on the term loan was $143.3 million, reflecting a $30 million mandatory repayment from the proceeds of the Crunch Fitness sale.

As of December 31, 2004, we believed that we may have violated certain financial ratios under our Credit Agreement. As of March 31, 2005, we entered into an amendment to the Credit Agreement that, among other things, excluded certain expenses incurred in connection with the SEC and Department of Justice investigations and other matters from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements. In connection with the Consent Solicitations (see below), we entered into amendments and consents with our lenders under the Credit Agreement effective August 24, 2005 and March 24, 2006.

Consent Solicitations

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

In connection with these consents, we paid $4.9 million in total fees to the noteholders, issued 1,903,200 shares of unregistered common stock and recorded $7.4 million in deferred finance charges. Additionally, we issued 232,000 shares of unregistered common stock to the solicitation agent as compensation, sold 409,314 shares of unregistered common stock to the solicitation agent to fund part of the cash portion of the fees to noteholders, and paid the lenders under the Credit Agreement $2.9 million for their consents and amendment.

On March 14, 2006, we announced that we would not meet the March 16, 2006 deadline for filing our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC. Although the delay in filing resulted in defaults of the financial reporting covenants under the indentures governing our Senior Subordinated Notes and Senior Notes, it did not constitute an event of default without delivery of a notice of default and expiration of a 30-day cure period. A cross-default under our Credit Agreement would have occurred 10 days after receipt of such notice. Additionally, a default would also have occurred under the Credit Agreement if we did not deliver audited financial statements for the year ended December 31, 2005 to the lenders thereunder by March 31, 2006.

On March 24, 2006, we announced that we would seek waivers of the defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and the Senior Notes through a consent solicitation, which was commenced on March 27, 2006. In connection with the consent solicitation, we entered into agreements with approximately 53% of the holders of the Senior Subordinated Notes to consent to the requested waivers.

On March 30, 2006, we entered into the Third Amendment and Waiver with the lenders under our Credit Agreement that modified the definition of “Consolidated Interest Expense,” modified permitted dispositions, clarified the definition of “Banking Day,” extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, with an option to elect to extend until October 11, 2006, permitted payment of the consent fees to the holders of the Senior Subordinated Notes and the Senior Notes and excluded fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.

On April 10, 2006 we completed the consent solicitations to amend the indentures governing the Senior Subordinated Notes and the Senior Notes to waive any default arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarter ended March 31, 2006 through July 10, 2006, and for the quarter ended June 30, 2006 through September 11, 2006, with an option to elect to extend through October 11, 2006.

In connection with these consents, we issued 1,956,195 shares of unregistered common stock and paid $0.8 million in consent fees to the holders of the Senior Subordinated Notes and the Senior Notes, paid the lenders under the Credit Agreement $2.5 million in fees and recorded $22 million in deferred finance charges as of March 31, 2006. Additionally, on April 11, 2006, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5.6 million from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.

On June 23, 2006, the Company entered into the Fourth Amendment, which extends the 10 day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice under the indentures governing the Senior Subordinated Notes or Senior Notes for the third quarter of 2006. The Company paid the lenders under the Credit Agreement fees of $0.5 million in connection with the Fourth Amendment.

We are in the process of implementing new accounting processes and technologies designed to shorten the time required to prepare and file our financial statements. In addition, as described above, while we have secured additional time to file our second quarter financial statements with the SEC without causing a default under the indentures governing the Senior Notes and the Senior Subordinated Notes, and to file our third quarter financial statements with the SEC without causing a cross-default under our Credit Agreement, we cannot assure you that we will be able to make such filings within the extended time periods. Failure to do so will lead to further defaults under the indebtedness and the Credit Agreement and could require us to seek additional consents from our bondholders and lenders.

Other

On October 17, 2005, we entered into a consent with the lenders under our Credit Agreement which permits us to enter into one or more stockholder rights plans subject to certain conditions. The Board adopted a stockholder rights plan on October 18, 2005, which will expire on July 15, 2006.

Other Secured Debt

As of December 31, 2005, our unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement. As a result, the outstanding amount of $2.4 million has been classified as current as of such date. On May 31, 2006 there was $0.8 million outstanding.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on the Company’s financial condition or results of operations. Pursuant to the sale of Crunch Fitness, the Company remained liable on certain leases and/or lease guarantees. See Note 19 of Notes to Consolidated Financial Statements, Subsequent Events, Sale of Crunch Fitness, for a discussion of such obligations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS No. 123R to fiscal years beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company will use the modified prospective method of transition. Based on estimates, the future compensation cost to be recognized as a result of the adoption of SFAS No. 123R for fiscal 2006 will be approximately $1.7 million. In addition, for any new awards that may be granted during fiscal 2006, the Company will incur additional expense that cannot yet be quantified.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance of this SAB as it adopts SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement” (“SFAS No. 3”). Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements to be termed as a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”) “Accounting for Rental Costs Incurred During a Construction Period”, to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. FSP 13-1 requires that rental costs incurred during a construction period be expensed. The statement is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), or SFAS No. 155, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. This statement also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”) by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the fiscal year 2007. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our Credit Agreement bears interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Based on 2005’s average outstanding balance of these variable rate obligations, a 100 basis point change in interest rates would have changed interest expense in 2005 by approximately $1.5 million. In September 2003, we entered into interest rate swap agreements whereby our fixed interest commitment on $200 million of outstanding principal on our Senior Subordinated Notes varies based on the LIBOR rate plus 6.01%. A 100 basis point change in the interest rate on the portion of the debt subject to the swap agreement would change interest expense on an annual basis by $2.0 million. For fixed rate debt, interest rate changes affect their fair market value, but do not impact earnings or cash flows. We presently do not use other financial derivative instruments to manage our interest costs.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of the Company, including the notes to all such statements, and other information are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 25, 2004, the Company was notified by Ernst & Young LLP (“E&Y”), our principal accountant, that it had resigned. E&Y’s resignation became effective on May 10, 2004 with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. On May 18, 2004, the Company engaged KPMG LLP (“KPMG”) as its principal accountants for the year ending December 31, 2004. The decision to engage KPMG was made by the Audit Committee of the Board of Directors. Subsequently, in November 2004, we engaged KPMG to audit its consolidated financial statements for 2003 and 2002.

During the two years ended December 31, 2003, and through March 25, 2004, there were no disagreements between us and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its report. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

E&Y’s reports on the Company’s consolidated financial statements as originally filed for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of December 31, 2005. Based upon this evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 due to the material weaknesses in internal control over financial reporting described below (Item 9A(b)).

(b)	Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

1.	Deficiencies in the Company’s control environment. The Company did not maintain an effective control environment as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the following control deficiencies were identified:

•	The Company’s finance and accounting resources were insufficient in number, insufficiently trained, and authority and responsibility were not properly delegated as of December 31, 2005. Accordingly, in certain circumstances, accounting control activities were not performed consistently, accurately, and timely, and an effective review of technical accounting matters was not performed;

•	Management did not have acceptable and clearly communicated policies reflecting an appropriate management attitude towards financial reporting, and the financial reporting function and did not have sufficient controls in place to ensure the appropriate selection of and modifications to accounting policies;

•	The Company did not establish effective polices and procedures to address the risk of management override in the financial reporting process; and

•	Management did not have effective processes to ensure that relevant information was communicated in a timely manner from the Company’s regional service center, property management department, information technology group, human resources, sales and marketing, and legal department to the Company’s corporate accounting department.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

2.	Deficiencies in end-user computing controls. The Company did not maintain adequate policies and procedures regarding end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

3.	Inadequate controls associated with accounting for revenue. The Company did not maintain effective policies and procedures related to its accounting for revenue and did not employ personnel with the appropriate level of technical knowledge and experience to prepare, document and review its accounting for revenue to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement membership revenue accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document a periodic evaluation of the reasonableness of assumptions with respect to the deferral of revenue associated with personal training services;

•	Establish procedures to identify and periodically assess promotional offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess changes to the Company’s principal member offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and assess the operational and accounting support requirements necessary to record the effects of new member offers on a timely basis in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess revenue collections and member attrition to ensure any changes or adjustments were accounted for in accordance with U.S. generally accepted accounting principles; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to revenue recognition were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

4.	Inadequate controls associated with accounting for fixed assets. The Company did not maintain effective policies and procedures related to its accounting for fixed assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for fixed assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement fixed asset accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document procedures to periodically assess the valuation of fixed assets;

•	Effectively perform and document controls related to the ongoing monitoring of events that might require interim impairment analysis;

•	Effectively perform and document procedures to periodically review the valuation of capitalized costs incurred prior to the opening of a fitness center;

•	Effectively perform and document a review of fixed asset depreciation;

•	Effectively perform and document procedures to review capitalizable labor costs;

•	Effectively reconcile the subsidiary fixed asset ledger to consolidated fixed asset information; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to fixed assets were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

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

As a result of these deficiencies, there were misstatements in the Company’s consolidated financial statements that were corrected prior to the issuance of the 2005 consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

6.	Inadequate controls associated with accounting for leases. The Company did not maintain effective policies and procedures related to its accounting for leases and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for leases to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Perform and document procedures to record rent expense on a straight-line basis over the lease term, when appropriate, and to record a related deferred rent obligation, in accordance with U.S. generally accepted accounting principles;

•	Perform and document procedures to ensure that leasehold improvements were properly depreciated over the lesser of the economic useful life or the lease term;

•	Perform and document procedures to ensure leases were appropriately accounted for as capital or operating leases;

•	Perform procedures to periodically review the accounting for landlord incentives;

•	Design and perform policies and procedures relating to the identification, valuation, and disclosure of contingent liabilities related to lease guarantees; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to leases were appropriately understood and considered.

As a result of these deficiencies, there were misstatements in the Company’s consolidated financial statements that were corrected prior to the issuance of the 2005 consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

7.	Inadequate controls associated with accounting for accrued liabilities. The Company did not maintain effective policies and procedures related to its accounting for accrued liabilities and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for accrued liabilities to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Effectively perform and document procedures to periodically evaluate the reasonableness of assumptions used to estimate liabilities associated with workers compensation, health care, and other insured arrangements with retained risk;

•	Perform and document procedures to periodically evaluate items that may meet the definition of unclaimed property, in order to properly value the Company’s escheatment liability;

•	Perform and document procedures to periodically evaluate liabilities related to the Company’s obligation to former members to refund member fees in a future period;

•	Perform and document a periodic assessment of the Company’s risk sharing obligation associated with its transfers of obligatory member payments to third parties;

•	Effectively perform and document procedures to reconcile commission and other payroll related liabilities to supporting detail;

•	Effectively perform and document a review of expenses incurred in one period and paid in subsequent periods to ensure that the related accounting is reflected in the appropriate period; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to accrued liabilities were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

8.	Inadequate controls associated with accounting for computer software. The Company did not maintain adequate policies and procedures or employ sufficiently knowledgeable and experienced personnel to ensure appropriate application of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to select and implement software accounting policies in accordance with U.S. generally accepted accounting principles, and effectively perform and document procedures to periodically reassess their valuation.

As a result of these deficiencies, there were misstatements in the Company’s consolidated financial statements that were corrected prior to the issuance of the 2005 consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

9.	Inadequate Information Technology Development and Maintenance Controls. The Company did not execute its policies and procedures with respect to program development to ensure that certain financial reports that impact the Company’s revenue recognition were developed and maintained appropriately. Specifically, the Company failed to apply its policies and procedures to ensure effective migration from a testing environment into a production environment, and as a result, controls over the access to, and completeness, accuracy and validity of, these reports either were not designed appropriately or did not operate as designed.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

10.	Deficiencies in equity compensation monitoring and review procedures. The Company did not maintain adequate policies and procedures over the administration of its equity compensation programs and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for the equity compensation programs to ensure that such accounting complied with U.S. generally accepted accounting principles. Specifically, the Company did not have:

•	Adequate policies and procedures to identify, periodically assess, and respond to events that give rise to changes in the rights or obligations of equity compensation holders; and

•	Effective policies and procedures to ensure that the financial reporting and disclosure obligations related to the acceleration of vesting and the exercise of expired options were appropriately understood and considered.

As a result of these deficiencies, there were misstatements in the Company’s consolidated financial statements that were corrected prior to the issuance of the 2005 consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

11.	Inadequate financial statement preparation and review procedures. The Company did not maintain effective policies and procedures related to its financial statement preparation and review procedures and did not employ personnel with the appropriate level of knowledge and experience to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have:

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

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

As a result of the aforementioned material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included herein (Item 9A(e)).

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

The Company is developing a formal remediation plan and intends to make notable progress on remediation during 2006 and to complete the remediation of the majority of these weaknesses by December 31, 2007. Further, remediation includes the verification through management testing that the revised control procedures are operating effectively, which may extend the remediation timeline if these tests indicate that control deficiencies remain.

The following are the more significant factors that impacted our inability to remediate these weaknesses as of December 31, 2005:

•	The priority assigned to the audit and significant effort involved in completing the re-audit of the years ending December 31, 2002 and 2003, and audit of the year ending December 31, 2004, completed on November 30, 2005;

•	The number and severity of the multiple material weaknesses above, which require dramatic changes in accounting processes, organization, and systems; and

•	The understaffing of our Accounting Department.

In order to remediate the aforementioned material weaknesses in internal control over financial reporting and improve the integrity of financial reporting processes, management has implemented or is in the process of implementing the following actions:

1)	Control Environment

•	During 2005 and 2006, the number of personnel positions and expenditures for the IT and Accounting Departments were increased. However, attrition negatively impacted our staffing level in the Accounting Department. We continue to evaluate staffing needs and organizational structure in both areas.

•	The Company plans to complete its Accounting Policies and Procedures Manual (the “Manual”). Although the Manual was improved during 2005, as of December 31, 2005 the Manual was neither complete nor approved by the appropriate senior financial officers.

•	The Company plans to establish an accounting training program and conduct formal performance evaluations of key personnel during 2006.

2)	Spreadsheets and End-User Computing

•	The Company plans to develop policies and procedures regarding the required controls over spreadsheets and other end-user applications, including (but not limited to) development, change control, access control, and record retention.

•	The Company plans to develop an inventory of spreadsheets and other end-user applications to help determine the scope and priority of the necessary remediation.

•	The Company plans to conduct an evaluation of specific end-user applications to develop and execute specific remediation plans necessary to comply with the above policies and procedures.

3)	Revenue Recognition

•	The Company plans to further enhance its revenue recognition methodology, specifically improving the design and operating effectiveness of certain related controls, including the reconciliation of the deferred revenue liability balance and monitoring of actual versus expected collection and attrition patterns.

4)	Fixed Assets

•	The Company plans to implement on-going monitoring of fixed assets to identify and assess potential impairment events.

•	The Company plans to enhance reconciliation procedures and analyses related to depreciation and fixed asset accounts, to ensure accounts are reconciled and analyzed on a timely basis, the reconciliations are independently reviewed, and any reconciling items are cleared on timely basis.

5)	Goodwill and Intangible Assets

•	The Company intends to conduct a timely review and evaluation of the goodwill and intangible assets accounting policies and procedures.

6)	Leases

•	The Company plans to further enhance the policies and procedures related to the review and approval of deferred rent obligations.

•	The Company plans to further enhance the policies and procedures related to the review and approval of landlord incentives.

7)	Accrued Liabilities

•	The Company plans to develop a monitoring program to periodically review its assumptions with respect to workers compensation, health care, and general liability risk exposures.

•	The Company plans to further enhance the policies and procedures to identify and value escheatment obligations, including the identification of escheatable property. The Company engaged a third party to help value the escheatment obligation.

•	The Company plans to further enhance the supporting analyses regarding obligations to refund certain membership fees in future periods.

•	The Company plans to establish a periodic assessment of its risk sharing obligations regarding transfers of obligatory membership payments to third parties.

•	The Company plans to enhance the reconciliation of commission and other payroll-related liabilities to supporting detail.

8)	Capitalized Software

•	The Company plans to further enhance its processes to help ensure that the review and approval of supporting documentation regarding capitalized expenses are appropriate.

9)	Revenue Databases

•	Extensive testing of the accuracy and completeness of reporting generated from key sales systems was completed during 2006. These reports are key inputs into the Company’s deferred revenue model and revenue recognition process. The Company plans to enhance its review processes to help ensure that inclusions and exclusions from these revenue reports are complete and accurate. The Company plans to assess the degree of automation feasible for this reporting, which presently requires substantial manual intervention. Based on this assessment, the degree to which the procedures currently performed in a test environment can be migrated to a properly controlled production environment will then be determined.

10)	Equity Compensation

•	The Company plans to develop a control checklist and additional review procedures with respect to the equity compensation plans to ensure that any events under the equity compensation plans are properly recorded.

11)	Financial Statement Preparation and Review Procedures

•	The Company plans to modify its account reconciliation process to ensure that accounts are reconciled on a timely basis, the reconciliation is independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or sub ledger, has been substantiated and independently reviewed. Additional resources will be deployed and work remains to ensure this process is executed on a consistent and timely basis.

•	The Company plans to enhance documentation of assumptions and computations of critical estimates.

•	The Company plans to develop a more formalized process for the identification of subsequent events and complex or unusual transactions. The Disclosure Committee and various ongoing management meetings are presently used to identify and address such topics.

•	The Company plans to improve its review process for standard journal entries. The Company is developing a process to identify and review significant post-closing adjustments and any quarterly or year-end adjustments. Such entries will be specifically identified and reported to the principal financial officer and Disclosure Committee for independent review.

•	The Company plans to develop a disclosure checklist to help ensure its disclosure requirements are met.

•	The Company plans to complete the financial statements on an expedited basis, providing additional time for the Company’s senior managers, Disclosure Committee and counsel to review the financial statements to be included in the Company’s Forms 10-K and 10-Q to help ensure appropriate disclosure.

Additionally, in an effort to improve internal control over financial reporting, the Company is now emphasizing the importance of establishing the appropriate environment in relation to accounting, financial reporting, and internal control over financial reporting. Management plans to formalize its 2006 remediation plan, including specific executive sponsorship for key deficiencies to help create and implement new policies and procedures where material weaknesses or significant deficiencies exist. The Audit Committee will be updated at least quarterly on remediation progress, with additional updates as deemed necessary.

It should be noted the Company’s management, including the principal executive officer and the principal financial officer, do not expect that the Company’s internal controls will necessarily prevent all error and all fraud, even after completion of the described remediation efforts. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

(e)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Bally Total Fitness Holding Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effects of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bally Total Fitness Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1.	Deficiencies in the Company’s control environment. The Company did not maintain an effective control environment as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the following control deficiencies were identified:

•	The Company’s finance and accounting resources were insufficient in number, insufficiently trained, and authority and responsibility were not properly delegated as of December 31, 2005. Accordingly, in certain circumstances, accounting control activities were not performed consistently, accurately, and timely, and an effective review of technical accounting matters was not performed;

•	Management did not have acceptable and clearly communicated policies reflecting an appropriate management attitude towards financial reporting, and the financial reporting function and did not have sufficient controls in place to ensure the appropriate selection of and modifications to accounting policies;

•	The Company did not establish effective polices and procedures to address the risk of management override in the financial reporting process; and

•	Management did not have effective processes to ensure that relevant information was communicated in a timely manner from the Company’s regional service center, property management department, information technology group, human resources, sales and marketing, and legal department to the Company’s corporate accounting department.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

2.	Deficiencies in end-user computing controls. The Company did not maintain adequate policies and procedures regarding end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

3.	Inadequate controls associated with accounting for revenue. The Company did not maintain effective policies and procedures related to its accounting for revenue and did not employ personnel with the appropriate level of technical knowledge and experience to prepare, document and review its accounting for revenue to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement membership revenue accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document a periodic evaluation of the reasonableness of assumptions with respect to the deferral of revenue associated with personal training services;

•	Establish procedures to identify and periodically assess promotional offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess changes to the Company’s principal member offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and assess the operational and accounting support requirements necessary to record the effects of new member offers on a timely basis in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess revenue collections and member attrition to ensure any changes or adjustments were accounted for in accordance with U.S. generally accepted accounting principles; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to revenue recognition were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

4.	Inadequate controls associated with accounting for fixed assets. The Company did not maintain effective policies and procedures related to its accounting for fixed assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for fixed assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement fixed asset accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document procedures to periodically assess the valuation of fixed assets;

•	Effectively perform and document controls related to the ongoing monitoring of events that might require interim impairment analysis;

•	Effectively perform and document procedures to periodically review the valuation of capitalized costs incurred prior to the opening of a fitness center;

•	Effectively perform and document a review of fixed asset depreciation;

•	Effectively perform and document procedures to review capitalizable labor costs;

•	Effectively reconcile the subsidiary fixed asset ledger to consolidated fixed asset information; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to fixed assets were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

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

As a result of these deficiencies, there were misstatements in the Company’s consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

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

•	Perform and document procedures to record rent expense on a straight-line basis over the lease term, when appropriate, and to record a related deferred rent obligation, in accordance with U.S. generally accepted accounting principles;

•	Perform and document procedures to ensure that leasehold improvements were properly depreciated over the lesser of the economic useful life or the lease term;

•	Perform and document procedures to ensure leases were appropriately accounted for as capital or operating leases;

•	Perform procedures to periodically review the accounting for landlord incentives;

•	Design and perform policies and procedures relating to the identification, valuation, and disclosure of contingent liabilities related to lease guarantees; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to leases were appropriately understood and considered.

As a result of these deficiencies, there were misstatements in the Company’s consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

7.	Inadequate controls associated with accounting for accrued liabilities. The Company did not maintain effective policies and procedures related to its accounting for accrued liabilities and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for accrued liabilities to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Effectively perform and document procedures to periodically evaluate the reasonableness of assumptions used to estimate liabilities associated with workers compensation, health care, and other insured arrangements with retained risk;

•	Perform and document procedures to periodically evaluate items that may meet the definition of unclaimed property, in order to properly value the Company’s escheatment liability;

•	Perform and document procedures to periodically evaluate liabilities related to the Company’s obligation to former members to refund member fees in a future period;

•	Perform and document a periodic assessment of the Company’s risk sharing obligation associated with its transfers of obligatory member payments to third parties;

•	Effectively perform and document procedures to reconcile commission and other payroll related liabilities to supporting detail;

•	Effectively perform and document a review of expenses incurred in one period and paid in subsequent periods to ensure that the related accounting is reflected in the appropriate period; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to accrued liabilities were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

8.	Inadequate controls associated with accounting for computer software. The Company did not maintain adequate policies and procedures or employ sufficiently knowledgeable and experienced personnel to ensure appropriate application of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to select and implement software accounting policies in accordance with U.S. generally accepted accounting principles, and effectively perform and document procedures to periodically reassess their valuation.

As a result of these deficiencies, there were misstatements in the Company’s consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

9.	Inadequate Information Technology Development and Maintenance Controls. The Company did not execute its policies and procedures with respect to program development to ensure that certain financial reports that impact the Company’s revenue recognition were developed and maintained appropriately. Specifically, the Company failed to apply its policies and procedures to ensure effective migration from a testing environment into a production environment, and as a result, controls over the access to, and completeness, accuracy and validity of, these reports either were not designed appropriately or did not operate as designed.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

10.	Deficiencies in equity compensation monitoring and review procedures. The Company did not maintain adequate policies and procedures over the administration of its equity compensation programs and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for the equity compensation programs to ensure that such accounting complied with U.S. generally accepted accounting principles. Specifically, the Company did not have:

•	Adequate policies and procedures to identify, periodically assess, and respond to events that give rise to changes in the rights or obligations of equity compensation holders; and

•	Effective policies and procedures to ensure that the financial reporting and disclosure obligations related to the acceleration of vesting and the exercise of expired options were appropriately understood and considered.

As a result of these deficiencies, there were misstatements in the Company’s consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

11.	Inadequate financial statement preparation and review procedures. The Company did not maintain effective policies and procedures related to its financial statement preparation and review procedures and did not employ personnel with the appropriate level of knowledge and experience to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have:

•	Effective reconciliation of significant balance sheet accounts;

•	Effective reconciliation of subsidiaries’ accounts to consolidating financial information;

•	Effective reconciliation and conversion of foreign financial statements to consolidated financial information;

•	Policies and procedures relating to the origination and maintenance of contemporaneous documentation to support key judgments made in connection with the selection of significant accounting policies or the application of judgments within its financial reporting process;

•	Policies and procedures related to the identification and disclosure of subsequent events;

•	Policies and procedures related to the review of complex or unusual transactions;

•	Adequate policies and procedures related to the review and approval of accounting entries;

•	Sufficient retention policies with respect to historical documentation that formed the basis of prior accounting judgments that have continuing relevance; and

•	Effective review of financial statement information, and related presentation and disclosure requirements.

These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005, all of which have been restated, and in its preliminary 2005 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 27, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Bally Total Fitness Holding Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bally Total Fitness Holding Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Chicago, Illinois
June 27, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant

The name, age and position held of each of the directors and executive officers of the Company as of May 31, 2006 are set forth below:

				Term
Name	Age	Position with the Company	Executive/Director Since	Expires

Paul A. Toback	42	Chairman, President, and Chief Executive Officer	2003 (Chairman); 2002 (President and Chief Executive Officer); 1998 (prior positions)	2006
Julie Adams	60	Senior Vice President, Membership Services	2003
Marc D. Bassewitz	49	Senior Vice President, Secretary and General Counsel	2005
Ronald G. Eidell	62	Senior Vice President, Finance	2006
William G. Fanelli	44	Senior Vice President, Planning and Development	1997
Gail J. Holmberg	50	Senior Vice President, Chief Information Officer	2006
Thomas S. Massimino	46	Senior Vice President, Operations	2006
James A. McDonald	53	Senior Vice President, Chief Marketing Officer	2005
Harold Morgan	49	Senior Vice President, Chief Administrative Officer	1995
John H. Wildman	46	Senior Vice President, Chief Operating Officer	1996
Charles J. Burdick	54	Director	2006	2008
Barry M. Deutsch	43	Director	2004	2006
Barry R. Elson	65	Director	2006	2008
Don R. Kornstein	54	Director	2006	2008
Eric Langshur	42	Director	2004 to 2006; 2006	2007
James F. McAnally, M.D.	57	Director	1995	2007
John W. Rogers, Jr.	48	Lead Director	2003	2007
Steven S. Rogers	48	Director	2005	2006

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

Ronald G. Eidell was elected Senior Vice President, Finance in April 2006. Prior to joining Bally, Mr. Eidell served as interim President and CEO of NeoPharm, Inc. from March 2005 to October 2005. Mr. Eidell has been a partner with Tatum LLC, a national professional services firm, since October 2004. Prior to that he served as the Chief Financial Officer of each of Esoterix, Inc., a provider of medical testing services, from 2001-2003, NovaMed, Inc., a healthcare provider, from 1998-2001, and Metromail Corporation, a provider of information services, from 1996-1998. He also serves as a director of NeoPharm, Inc.

William G. Fanelli was elected Senior Vice President, Planning and Development of the Company in March 2005. Mr. Fanelli held the position of Acting Chief Financial Officer from April 2004 to March 2005, was Senior Vice President, Finance from June 2001 to April 2004 and was Senior Vice President, Operations from November 1997 to June 2001.

Gail Holmberg was elected Senior Vice President, Chief Information Officer in March 2006. Ms. Holmberg held the position of Vice President, Chief Information Officer from February 2003 to March 2006. Prior to joining Bally, Ms. Holmberg served as Senior Director of Administrative Systems for Sears, Roebuck and Co. from January 2001 to October 2001.

Thomas S. Massimino was elected Senior Vice President, Operations of the Company in March 2006. Mr. Massimino held the position of Vice President, Operations from September 2001 to March 2006.

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

Charles J. Burdick has served as a director since February 2006. Mr. Burdick is a member of the Pardus Capital Management Advisory Board and a non-executive director of Singer & Friedlander. Previously, Mr. Burdick was Chief Executive Officer of HIT Entertainment Plc, a London-based production company of children’s programming, and Chief Executive Officer and a director at Telewest Communications Group, Ltd, a cable company in England, where he earlier also held the post of Chief Financial Officer.

Barry M. Deutsch has served as a director since May 2004. Mr. Deutsch is the Chief Financial Officer and Vice President of Business Development of Ovation Pharmaceuticals, Inc., a fully-integrated pharmaceutical company focused on specialty therapeutic areas. Prior to that, Mr. Deutsch served as Director, Corporate Finance of Prudential Vector Healthcare Group, a unit of Prudential Securities Incorporated, where he served as an investment banker specializing in health care industry transactions. Mr. Deutsch is a Certified Public Accountant.

Barry R. Elson has served as a director since February 2006. Mr. Elson was recently Chairman, then Acting Chief Executive Officer and a director of Telewest Global, Inc., a provider of entertainment and communication services. Mr. Elson earlier served as Acting Chief Executive Officer of Telewest Communications Group, Ltd., prior to that he was the President of Pilot Associates, a management consulting firm, Chief Operating Officer of Urban Medial Communications Corporation, a venture capital-backed communications firm, President of Conectiv Enterprises, a mid-Atlantic energy company, and Executive Vice President, Operations for Cox Communications, Inc. Earlier in his career, Mr. Elson ran three professional sports organizations, the New York Nets, the New York Islanders and the Colorado Rockies.

Don R. Kornstein has served as a director since February 2006. Mr. Kornstein has been a consultant for the past five years specializing in strategic, financial and management advisory services. Since 2002, Mr. Kornstein has been the founder and managing member of Alpine Advisors LLC, which provides value-enhancing strategic management, operational and financial consulting services to a wide range of companies with varying needs. From 2000 until 2001, in his capacity as a consultant, Mr. Kornstein served as the interim Chief Operating Officer of First World Communications, Inc., a telecom and internet company. From 1994 until 2000, Mr. Kornstein served as the

Chief Executive Officer, President and a director of Jackpot Enterprises, Inc., an NYSE-listed company engaged in the gaming industry. From 1977 until 1994, Mr. Kornstein was an investment banker with Bear, Stearns & Co. Inc.

Eric Langshur served as a director from December 2004 to February 7, 2006 and was unanimously reappointed by the Board of Directors on February 9, 2006. Mr. Langshur is the Founder and Chief Executive Officer of TLContact, Inc., a privately held company that delivers innovative patient communication and education services to the healthcare industry.

James F. McAnally, M.D. has served as a director since December 1995. Dr. McAnally is a private practitioner who specializes in hypertension and kidney disease. Dr. McAnally is also the Medical Director of Nephrology Services at Trinitas Hospital in Elizabeth, New Jersey and a Clinical Associate Professor of Medicine at Seton Hall University, School of Graduate Medical Education.

John W. Rogers, Jr. has served as a director since April 2003 and as Lead Director since January 2006. Mr. Rogers is the Chairman and Chief Executive Officer of Ariel Capital Management, LLC, a privately held institutional money management firm and mutual fund company which he founded in 1983. He also serves as a director of Aon Corporation, Exelon Corporation, McDonald’s Corporation and as a trustee of Ariel Investment Trust.

Steven S. Rogers has served as a director since December 2005. Mr. Rogers is a professor of finance and management at the Kellogg Graduate School of Management at Northwestern University. He also serves as a director at AMCORE Financial, Inc., S.C. Johnson & Son, Inc., SUPERVALU, Inc. and Duquesne Light Holdings, Inc. where he also serves on the Compensation, Corporate Governance and Finance Committees.

Audit Committee

The Company has a separately designated audit committee of the Board established in accordance with the Exchange Act. Currently, Eric Langshur, Charles J. Burdick and Barry M. Deutsch serve as members of the Audit Committee. Our Board has determined that each member of the Audit Committee is independent, as that term is defined in the Exchange Act, and that Mr. Deutsch is also an “audit committee financial expert” as defined by the SEC.

Contacting the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by sending written communications to the Board of Directors at the following address: Board of Directors, c/o Corporate Secretary, Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, Chicago, Illinois 60631. Stockholders who wish to direct communications to only the independent directors of Bally may do so by sending written communications to the independent directors at the following address: Lead Independent Director, c/o Corporate Secretary, Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, Chicago, Illinois 60631.

Governance Principles

The Board of Directors’ Corporate Governance Guidelines, which include guidelines for determining director independence and qualifications for directors, are published on the Investor Information — Corporate Governance section of Bally’s website at www.ballyfitness.com. All of Bally’s other corporate governance materials, including the committee charters and key practices, are also published on the Investor Information — Corporate Governance section of Bally’s website. These materials are also available in print to any stockholder upon request. The Board regularly reviews corporate governance developments and modifies its Corporate Governance Guidelines, committee charters and key practices as warranted. Any modifications are reflected on Bally’s website.

Director Independence

The Board of Directors has adopted standards for director independence for determining whether a director is independent from management. These standards are based upon the listing standards of the NYSE and applicable laws and regulations and can be found in the Company’s Corporate Governance Guidelines. The Board of Directors has affirmatively determined, based on these standards, that all of the directors are independent, other than Mr. Toback, the Company’s President and Chief Executive Officer, who is not independent. Accordingly, eight of the nine directors are independent. The Board has also determined that all Board standing committees are composed entirely of independent directors.

Separate Sessions of Non-management Directors

The Corporate Governance Guidelines of the Company provide for regular executive sessions of the non-management directors without management participation. Consistent with the rules of the New York Stock Exchange, a “non-management director” is a director who is not an “officer” of the Company within the meaning of Rule 16a-1(f) under the Securities Act of 1933, as amended. The independent directors meet in executive session at least four times annually, and the Lead Independent Director, currently John W. Rogers, Jr., presides over such executive sessions.

Code of Ethics

Our Board has adopted a Code of Business Conduct, Practices and Ethics (the “Code of Ethics”) applicable to the members of our Board and our officers, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics can be obtained from the Company, without charge, by written request to the Secretary at the Company’s address and is posted on the Company’s website (www.ballyfitness.com).

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is required to identify any director, executive officer or beneficial owner of more than ten percent of the common stock, or any other person subject to Section 16 of the Exchange Act, that failed to file on a timely basis, as disclosed in their forms, reports required by Section 16(a) of the Exchange Act. Based on a review of forms submitted to us during 2005, Mr. John W. Rogers, Jr. was late in filing one of these forms relating to an award of options under the Company’s 1996 Non-Employee Directors’ Plan. All other such filing requirements were complied with by our directors and executive officers.

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

Summary Compensation Table

						Long-Term
						Compensation Awards
		Annual Compensation			Other Annual	Restricted	Securities	All Other
		Salary	Bonus		Compensation	Stock Awards	Underlying	Compensation
	Year	($)	($)(1)		($)(2)	($)(3)	Options (#)	($)(4)

Paul A. Toback	2005	575,000	900,000		874,471	1,365,000	232,000	3,071
Chairman, President and	2004	575,000	400,000		43,103	—	—	—
Chief Executive Officer	2003	475,000	300,000		22,555	1,206,000	200,000	14,915
Marc D. Bassewitz	2005	350,000	225,000		31,769	770,000	73,000	5,232
Senior Vice President,	2004	—	—		—	—	—	—
Secretary and	2003	—	—		—	—	—	—
General Counsel
William G. Fanelli(5)	2005	325,000	115,000	(6)	24,187	385,000	80,000	1,000
Senior Vice President,	2004	325,000	200,000	(6)	23,291	—	—	25,077
Planning	2003	325,000	138,125		21,474	361,800	120,000	21,500
and Development
Harold Morgan	2005	350,000	195,000		328,078	577,500	103,000	1,000
Senior Vice President,	2004	300,000	175,000		26,218	—	—	1,000
Chief Administrative Officer	2003	300,000	146,250		23,528	361,800	120,000	1,000
John H. Wildman	2005	325,000	225,000		24,681	525,000	85,000	—
Senior Vice President,	2004	325,000	175,000		23,743	—	—	—
Chief Operating Officer	2003	325,000	138,125		21,700	361,800	120,000	—

(1)	The 2005 bonus represents the bonus earned in 2005 and paid in March 2006, other than $200,000 of Mr. Toback’s bonus, which was paid upon the filing of this Annual Report on Form 10-K. The 2004 bonus represents the bonus earned in 2004 and paid in March 2005. The 2003 bonus represents the bonus earned in 2003 and paid in April 2004.

(2)	Other Annual Compensation for 2005 consists of the items set forth in the table below:

					Financial Planning;
			Executive	Executive	Home Security;
	Tax	Auto	Medical Plan	Disability	Miscellaneous
	Reimbursement*	Allowance	Premiums	Insurance	Compensation

Paul A. Toback	$838,777	$20,000	$6,833	$4,411	**
Marc D. Bassewitz	—	$17,165	$4,556	$3,130	**
William G. Fanelli	—	$15,000	$6,833	$2,353	**
Harold Morgan	$296,641	$17,454	$6,833	$4,481	**
John Wildman	—	$15,000	$6,833	$2,823	**

*	The tax reimbursement for Messrs. Toback and Morgan related to the vesting of restricted stock under the Company’s 1996 Long-Term Incentive Plan.

**	Less than $10,000 in aggregate.

(3)	This number is calculated by multiplying the closing price of a Bally common share on the date of grant, net of consideration paid by the executive, by the number of shares awarded. These restricted shares were issued in the respective recipient’s name and are held by Bally until the restrictions lapse. Bally has not paid cash dividends, however, were we to do so, we would pay dividends on restricted shares at the same rate paid on all other Bally common shares. The restrictions on these shares lapse four years after the date of issuance, upon a change in control (as defined in the 1996 Plan) of Bally, or the respective recipient’s death or termination of employment other than for cause. During 2005, the acquisitions of Bally common stock by each of Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman (“Liberation”) and Pardus Capital Management L.P. to levels in excess of 10% of Bally’s outstanding common stock constituted a “change in control” under the 1996 Long-Term Incentive Plan and the Inducement Plan, resulting in the lapse of the restrictions on all shares of restricted stock issued prior to October, 2005. See Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Stockholders Who Own at Least 5% of Bally Common Stock. The restricted stock issued to the Named Executive Officers on November 29, 2005 continues to be subject to the restrictions under the 1996 Long-Term Incentive Plan.

On December 31, 2005, the Named Executive Officers owned the number of restricted shares set forth in the table below. The market value is based on the closing price of a Bally common share of $6.28 on December 30, 2005, the last trading day prior to the end of the 2005 fiscal year, less the par value of $.01 paid by such executives.

	Mr. Toback	Mr. Bassewitz	Mr. Fanelli	Mr. Morgan	Mr. Wildman

Number of shares	135,000	55,000	40,000	55,000	60,000
Market value	$846,450	$344,850	$250,800	$344,850	$376,200

(4)	Represents (i) amounts matched by Bally in connection with participation in Bally’s savings plans, and/or (ii) amounts paid by Bally for executive life insurance premiums.

(5)	From April 28, 2004 until March 28, 2005, William G. Fanelli served as Acting Chief Financial Officer.

(6)	Includes a $25,000 bonus for serving as Acting Chief Financial Officer.

Employment Agreements

Employment Agreement with Paul Toback

On August 24, 2004, Bally entered into an employment agreement with Mr. Toback to provide for him to continue as Bally’s President and Chief Executive Officer through December 31, 2007. The term of this agreement will be automatically extended each year for an additional 12 months commencing December 31, 2007, unless either party provides notice of intent not to renew at least 90 days prior to the then-current termination date. The agreement provides for an annual base salary of $575,000, subject to increases at the discretion of Bally, and an annual incentive target payment of 70% of Mr. Toback’s then current base salary. This incentive payment shall be based on performance criteria established by the Board. He is also eligible for additional perquisites including, a car allowance, security fees, tax/financial planning, and a tax gross-up payment for income taxes relating to the vesting of restricted stock.

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

In the event that Mr. Toback terminates his employment for good reason or the Company terminates his employment for other than cause within two years following a change in control, Mr. Toback will be paid (i) the full amount of the annual bonus for the immediately preceding calendar year if such termination occurs prior to the payment of the bonus, (ii) a lump sum equal to three times the sum of Mr. Toback’s annual salary and target bonus, and (iii) compensation for any unused earned vacation days. In addition, his outstanding options and restricted stock will automatically become fully vested, the exercise period of his options will continue for the period he otherwise would have been able to exercise his options if he remained employed. He will be entitled to continued health coverage for a period equal to the period he was employed by the Company and he will be entitled to outplacement services. If it is determined that any payment, distribution or benefit received by the executive from the Company pursuant to his agreement or any stock award or option plan would result in the imposition of excise tax, the Company will pay the executive an additional amount such that Mr. Toback will have sufficient funds, after paying all additional taxes, in order to pay that excise tax. In connection with the vesting of restricted stock in 2005, the Company made a tax gross-up payment to Mr. Toback of $838,777.

In the event Mr. Toback resigns without good reason on or after July 1, 2005, he will be entitled to receive no less than 60% of the sum of his annual salary plus target annual bonus for the then-current calendar year, and may, upon Board approval, receive payment greater than 60% of the sum of his annual salary and target annual bonus upon giving ninety (90) days’ advance written notice of his resignation date. If Mr. Toback’s employment terminates on the expiration date of the agreement, other than for cause, he will be entitled to receive, one times his annual salary and target bonus. He is also entitled to receive payment of the full amount of his annual bonus for the immediately preceding calendar year if such termination occurs prior to the payment of the bonus, payment of his unused vacation days and medical benefits for a period of three years.

Effective as of November 30, 2005, the Company amended the employment contract with Mr. Toback to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control” for issuances of equity by the Company.

Employment Agreements with Other Senior Executives

Bally has entered into employment agreements with Harold Morgan, Marc Bassewitz and John Wildman, with terms of January 1, 2005 through December 31, 2007 with respect to Messrs. Morgan and Bassewitz and January 1, 2006 through December 31, 2008 with respect to Mr. Wildman. The term of each employment agreement will be automatically extended each year for an additional 12 months on the anniversary date of the respective termination date unless either party provides notice of intent not to renew at least ninety (90) days prior to the then-current termination date. Bally in previous years entered into an employment agreement with William Fanelli, effective as of January 1, 2003 for a term of three years through December 31, 2005. Commencing January 1, 2006, the term of Mr. Fanelli’s agreement shall be extended each day by one day to create a new one year term. At any time at or after January 1, 2006, Bally or Mr. Fanelli may deliver notice to the other party that the employment period shall expire on the last day of the one year period commencing on the date of delivery of such notice.

The foregoing agreements provide for an annual base salary ($325,000 for Mr. Fanelli; $350,000 for Messrs. Morgan and Bassewitz; and $375,000 for Mr. Wildman), subject to increases at the discretion of Bally, and a bonus payable at the discretion of Bally with a target bonus of 50% of base pay. In the event of a termination of employment by the executive for good reason or by the Company for other than cause within two years following a change in control of Bally, the executive will be paid (i) the full amount of the annual bonus for the immediately preceding calendar year if such termination occurs prior to the payment of the bonus, plus (ii) a lump sum equal to two times the executive’s annual salary and target bonus, plus (iii) compensation for any unused earned vacation days. If it is determined that any payment, distribution or benefit received by the executive from the Company pursuant to his agreement or any stock award or option plan would result in the imposition of excise tax under Section 4999 of the Internal Revenue Code, the Company will pay the executive an additional amount related to the excise tax. In addition, Mr. Morgan and Mr. Wildman may voluntarily end their employment within 120 days after Mr. Toback is no longer the Chief Executive Officer of the Company and be paid a lump sum equal to no less than 60% of the sum of annual salary plus target annual bonus for the then-current calendar year, and may, upon Board approval, receive payment greater than 60% of the sum of annual salary and target annual bonus upon giving sixty (60) days’ advance written notice of the resignation date. Mr. Morgan and Mr. Wildman are also entitled to certain tax gross-up payments for income taxes relating to the vesting of shares of restricted stock. In connection with the vesting of restricted stock in 2005, the Company made a tax gross-up payment to Mr. Morgan of $296,641; Mr. Wildman’s contract was not yet effective at the time of such vesting.

Effective as of November 30, 2005, the Company amended the employment agreements with Messrs. Bassewitz and Morgan to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control” for issuances of equity by the Company. Mr. Wildman’s employment agreement contains the same provisions.

Agreement with Tatum, LLC regarding Ronald G. Eidell

On April 13, 2006, Bally Total Fitness Holding Corporation (the “Company”) entered into an interim executive services agreement with Tatum, LLC (“Tatum”), pursuant to which Ronald G. Eidell, a partner of Tatum, LLC, was engaged as Senior Vice President, Finance of the Company (the “Services Agreement”). The Services Agreement provides that Mr. Eidell will devote efforts to the Company in a manner that is customary for senior executives of the Company, for a salary of $38,400 per month (“Salary”). In addition, under the Services Agreement the Company will pay Tatum a fee of $9,600 per month (“Fees”). The Company may terminate the Services Agreement on 30 days’ prior written notice, or immediately for cause (as defined). Tatum may terminate the Services Agreement on 60 days’ prior written notice. In the event that the Company elects to terminate the Services Agreement prior to the ninetieth day from the first date of employment, it must pay an early termination fee such that the sum of the termination fee and the total Salary and Fees paid shall equal $2,700 per day worked. The Company has no obligation to provide Mr. Eidell with any health or medical benefits, stock or bonus payments or any other benefits, other than coverage under the Company’s existing directors’ and officers’ insurance policies.

Employment Agreement with former Chief Financial Officer

In March 2005, Bally entered into an employment agreement with Carl Landeck with a term through March 31, 2008. Mr. Landeck’s agreement provided for an annual base salary of $400,000, subject to increases at the discretion of Bally, and a bonus payable at the discretion of Bally with a target bonus of 50% of base pay. Mr. Landeck was guaranteed a minimum bonus for fiscal 2005 of $100,000. Effective April 13, 2006, Mr. Landeck ceased being an employee of the Company. Mr. Landeck and the Company have engaged in negotiations with respect to what payments may be made to Mr. Landeck under his employment agreement or as a severance arrangement, but no agreement has been reached. The Company expects to record a charge in the second quarter of 2006 reflecting its best estimate of these potential payments to Mr. Landeck.

Termination of Payments to Lee Hillman and John Dwyer

Effective December 11, 2002, Lee Hillman resigned as Chairman and Chief Executive Officer. Effective April 28, 2004, John Dwyer resigned as Executive Vice President, Chief Financial Officer and Director. In connection with the resignations of Mr. Hillman and Mr. Dwyer, each of them entered into a severance agreement with the Company. Mr. Hillman’s agreement provided that he would receive certain benefits through December 31, 2005. Mr. Dwyer’s agreement provided that he would be available to consult with the Company through December 31, 2005. On February 8, 2005, the Company announced that its Audit Committee investigation found multiple accounting errors in the Company’s financial statements and concluded that both Mr. Hillman, as the former Chief Executive Officer and Director, and Mr. Dwyer, as the former Chief Financial Officer and Director, were primarily responsible. In addition, the investigation found, among other things, that certain accounting policies and positions were suggested and implemented without a reasonable empirical basis and concluded that Mr. Dwyer made a false and misleading statement to the SEC. As a result of these findings, the Company decided to make no further payments to either Mr. Hillman or Mr. Dwyer under each of the respective severance agreements. Effective as of December 7, 2005, Mr. Hillman exercised options with respect to 150,000 shares of the Company’s common stock.

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

In November 1997, June 1999, December 2000 and June 2002 the Incentive Plan was amended to increase the aggregate number of shares of common stock that may be granted under the Incentive Plan to an aggregate of 8,600,000 shares. At December 31, 2005, 283,965 shares of common stock were available for future grant under the Incentive Plan; no awards were granted under the Incentive Plan from December 31, 2005 to January 3, 2006. The Incentive Plan expired on January 3, 2006.

Pursuant to the Incentive Plan, non-qualified stock options were generally granted with an exercise price equal to the fair market value of the common stock at the date of grant. Incentive stock options were granted at not less than the fair market value of the common stock at the date of grant. Option grants become exercisable at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), generally in three equal annual installments commencing one year from the date of grant. Option grants in 2005, 2004 and 2003 have 10-year terms.

Effective as of March 8, 2005, the Company’s Compensation Committee approved a grant relating to 2004 of a total of 395,000 stock options and 245,000 shares of restricted stock under the Incentive Plan to Messrs. Toback, Bassewitz, Fanelli, Morgan and Wildman. The exercise price of the stock options was set at $4.21, a 20% premium to the closing price of the Company’s common stock on the NYSE at March 7, 2005.

Effective as of November 29, 2005, having not previously made any grants in respect of 2005, the Company’s Compensation Committee approved the grant of a total of 153,000 stock options and 345,000 shares of restricted stock under the Incentive Plan to Messrs. Toback, Bassewitz, Fanelli, Morgan and Wildman. The exercise price of the stock options was set at $7.01, the closing price of the Company’s common stock on the NYSE at November 28, 2005.

On May 4, 2005, restrictions with respect to 1,320,500 shares of restricted stock lapsed under the terms of the Incentive Plan’s change in control provision, which provides for lapsing restrictions in the event of a change in control. For these purposes, a change in control is defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman constituted such a change in control. Accordingly, restrictions with respect to 808,000 shares of restricted stock subject to four-year cliff vesting conditions and 512,500 shares of restricted stock subject to certain performance-based conditions lapsed. Existing employment agreements with certain executives contain tax consequence gross-up provisions, which resulted in $976,669 of compensation reported as general and administrative expense in the three-months ended June 30, 2005.

Inducement Award Equity Incentive Plan

On March 8, 2005, the Company’s Compensation Committee adopted an Inducement Award Equity Incentive Plan (the “Inducement Plan”) as a means of providing equity compensation to induce the acceptance and continuation of employment of newly hired officers and key employees of the Company and its Affiliates. The Company adopted the Inducement Plan because of the 1996 Long-Term Incentive Plan’s potential lack of sufficient shares available to provide necessary equity inducement for new employees. Stockholder approval of the Inducement Plan is not required under the rules of the NYSE. At December 31, 2005, 62,000 shares of common stock were available for future grant under the Inducement Plan. On March 3, 2006, 7,500 options were granted to new employees of the Company. On May 25, 2006, 12,000 options were granted to new employees of the Company. Currently, 42,500 shares of common stock are available for future grant under the Inducement Plan.

Effective as of March 8, 2005, the Company’s Compensation Committee approved a grant of a total of 25,000 stock options and 100,000 shares of restricted stock under the Inducement Plan to Mr. Bassewitz. The exercise price of the stock options was set at $3.51, the closing price of the Company’s common stock on the NYSE at March 7, 2005.

Effective as of May 26, 2005, the Company’s Compensation Committee approved a grant of a total of 75,000 stock options and 100,000 shares of restricted stock under the Inducement Plan to Mr. Landeck. The exercise price of the stock options was set at $2.91, the closing price of the Company’s common stock on the NYSE at May 25, 2005.

Effective as of November 29, 2005, in accordance with the terms of the relevant employment agreement, the Company’s Compensation Committee approved the grant of a total of 23,000 stock options and 55,000 shares of restricted stock under the Inducement Plan to Mr. Landeck. The exercise price of the stock options was set at $7.01, the closing price of the Company’s common stock on the NYSE at November 28, 2005.

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

The Inducement Plan became effective upon its adoption and continues for a 10-year term ending March 8, 2015. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s common stock, and as of December 31, 2005, 385,000 restricted shares and stock options covering an additional 153,000 shares have been granted. The restrictions applicable to 330,000 of these restricted shares lapsed in May and September 2005 under the terms of the Plan’s change in control provision, which provides for lapsing in the event of a change in control. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman and on September 6, 2005 by Pardus Capital Management L.P. constituted such a change in control.

Annual Incentive Compensation for Fiscal Year 2005

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

Each Participant has an annual target Cash Bonus amount that is a percentage of his or her base salary. For 2005, the Compensation Committee set target Cash Bonus levels consistent with prior years at 70% of base salary for the CEO and 50% of base salary for all other named executive officers. A portion of the Cash Bonus is calculated by reference to the Company’s EBITDA with respect to fifty percent of the target Cash Bonus, while the remainder is based on achievement of personal performance goals, in each case based on target percentages and determined by the Compensation Committee in its discretion. The actual Cash Bonus payments may exceed the target Cash Bonus level, depending on the level of achievement versus the established goals. In determining 2005 bonuses, the Compensation Committee increased the personal performance percentages above the maximum of 150% for three of the named executive officers, including the Chief Executive Officer, to levels ranging from 180% to 372%. The Company paid the following Cash Bonuses for 2005 under the plan: $700,000 to Mr. Toback (plus an additional $200,000 payable upon filing of this report); $225,000 to Mr. Bassewitz; $90,000 to Mr. Fanelli; $195,000 to Mr. Morgan; and $225,000 to Mr. Wildman. The Cash Bonuses were awarded on March 8, 2006.

Stock Option Grants

The following table sets forth certain information concerning grants of stock options during 2005 to each of the Named Executive Officers. No stock appreciation rights were granted by Bally.

	Individual Grants
	Number of
	Securities	Percent of Total			Potential Realizable Value at Assumed Annual
	Underlying	Options Granted	Exercise or		Rates of Stock Price Appreciation for
	Options	to Employees in	Base Price		Options Term
Name	Granted (#)	Fiscal Year	($/Sh)	Expiration Date	5% ($)	10% ($)

Paul A. Toback	170,000	15.25%	4.21	3/8/2015	256,261	831,986
	62,000	5.56%	7.01	11/29/2015	273,330	692,672
Marc D. Bassewitz	25,000	2.24%	4.21	3/8/2015	37,686	122,351
	25,000	2.24%	3.51	3/8/2015	55,186	139,851
	23,000	2.06%	7.01	11/29/2015	101,397	256,959
William G. Fanelli	60,000	5.38%	4.21	3/8/2015	90,445	293,642
	20,000	1.79%	7.01	11/29/2015	88,171	223,443
Harold Morgan	80,000	7.18%	4.21	3/8/2015	120,594	391,523
	23,000	2.06%	7.01	11/29/2015	101,397	256,959
John H. Wildman	60,000	5.38%	4.21	3/8/2015	90,445	293,642
	25,000	2.24%	7.01	11/29/2015	110,214	279,303

Stock Option Exercises

The following table sets forth certain information concerning exercises of stock options during 2005 by each of the Named Executive Officers and their stock options outstanding as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Option Values at End of Last Fiscal Year

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at		Options at
	Acquired on	Value	December 31, 2005		December 31, 2005(1)
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)

Paul A. Toback	0	0	253,334	298,666	16,000	359,890
Marc D. Bassewitz	0	0	0	73,000	—	121,000
William G. Fanelli	25,000	48,319	190,000	120,000	7,200	129,000
Harold Morgan	36,000	99,243	159,000	143,000	9,360	170,400
John H. Wildman	35,000	85,730	170,000	125,000	9,600	129,000

(1)	Based on the closing price of common stock on the New York Stock Exchange on December 30, 2005, which was $6.28 per share.

Compensation of Directors

In 2005, members of the Board who were also employees of Bally did not receive any additional compensation for service on the Board or any committees of the Board. Members of the Board who were not employees of Bally received an annual retainer of $30,000, a special retainer for the 2005 fiscal year of $50,000, a $2,000 stipend for each Board meeting attended and $1,000 for each committee meeting attended (providing such committee meeting was not scheduled in conjunction with a Board meeting). Non-employee directors also received additional stipends for service on committees of the Board of $1,000 per year for committee members or $7,500 per year for committee chairman other than the Chairman of the Audit Committee, who receives $25,000 per year. The Board met thirty-four times in 2005.

In addition, the Company was unable to issue the equity compensation awarded to the directors, effective upon the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as the 2006 Omnibus Equity Compensation Plan was not approved by the Company’s stockholders at its January 26, 2006 Annual Meeting. Accordingly, on March 10, 2006, the Board of Directors approved an additional cash stipend, to commence in 2006, for non-employee directors of $40,000 per year in lieu of equity compensation. On March 10, 2006, the Board of Directors approved the following fees (retroactive to February 1, 2006 through June 2006): (i) stipends for each Co-Chairman of the Strategic Alternatives Committee of $15,000 per month, (ii) stipends for each other member of the Strategic Alternatives Committee of $5,000 per month, (iii) per meeting fees of $1,500 for each Co-Chairman, and (iv) per meeting fees of $1,000 per member. The meeting fees and monthly stipends will be reviewed by the Board in June 2006.

The following non-employee directors who were directors on February 28, 2006, earned the compensation as set forth in the table below:

		Fees Earned				Non-Stock
		or Paid	Stock Awards	Option Awards		Incentive Plan	All Other
Name	Total ($)	in Cash ($)	($)	($)		Compensation ($)	Compensation ($)

Barry M. Deutsch	183,911	183,911	0	0		0	0
Eric L. Langshur	217,072	217,072	0	0		0	0
James F. McAnally	183,492	183,492	0	0		0	0
John W. Rogers, Jr.	198,303	185,903	0	12,400	*	0	0
Steven S. Rogers	37,117	10,667	0	25,450		0	0

*	Award forfeited as of December 31, 2005 (see below).

Pursuant to Bally’s 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee director of Bally was granted an option to purchase 5,000 shares of common stock upon the commencement of service on the Board, with another option to purchase 5,000 shares of common stock granted on the second anniversary thereof. The Directors’ Plan expired on January 3, 2006 and no further options may be issued thereunder. Options under the Directors’ Plan were generally granted with an exercise price equal to the fair market value of the common stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant, or upon a change in control, as defined in the Director’s Plan, and have a 10-year term. All of the options granted under the Directors’ Plan prior to May 4, 2005 became exercisable for a period of 90 days on May 4, 2005 as a result of a change in control event; at the end of the 90-day period the options terminated according to the terms of the Directors’ Plan. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman constituted such a change in control.

Due to an administrative error, directors were not apprised of the vesting and subsequent expiration of their options during 2005, and thus did not have an opportunity to exercise their options. Accordingly, on March 10, 2006, the Board of Directors, with affected directors abstaining, awarded a cash payment for each expired option to each director equal to the difference between (i) the average of the high and low prices of Bally common stock on the NYSE on December 2, 2005 (the first available trading date under the Company’s insider trading policy following expiration of the options) and (ii) the exercise price of such option. The amounts awarded to the directors were as follows: Mr. Deutsch — $14,300; Mr. Langshur — $16,500; Mr. Looloian — $10,950; Dr. McAnally — $10,950; Mr. John Rogers — $26,100. In the case of Messrs. Looloian and McAnally, the actual amount paid, $3,396 and $2,704, respectively, was net of proceeds received upon a cashless exercise of certain options that the Company erroneously permitted to be exercised in December 2005 (Messrs. Looloian and McAnally paid the Company the par value with respect to the shares received on exercise of the options).

Compensation Committee Interlocks and Insider Participation

During 2005, the following directors (none of whom was or had been an officer or employee of the Company or any of its subsidiaries) served on the Company’s Compensation Committee: John W. Rogers, Jr., Barry M. Deutsch, J. Kenneth Looloian (did not stand for re-election in January 2006), James F. McAnally, Steven Rogers (since December 2005) and Stephen C. Swid (resigned August 2005). There were no interlocks during 2005 with other companies within the meaning of the SEC’s rules.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In general, “beneficial ownership” includes those shares a stockholder has the power to vote or transfer and stock options or warrants that are exercisable currently or within 60 days. Unless otherwise indicated, all information with respect to ownership of common stock is as of May 31, 2006. On May 31, 2006, Bally had outstanding 41,310,827 shares of common stock.

Beneficial Ownership of Directors and Executive Officers

The following table shows the number of shares of Bally common stock beneficially owned by the directors, Named Executive Officers and all directors and executive officers as a group as of May 31, 2006. The “Common Shares Owned” column includes, in certain circumstances, shares of common stock held in the name of the director’s or executive officer’s spouse, minor children, or relatives sharing the director’s or executive officer’s home, the reporting of which is required by applicable rules of the SEC, but as to which shares of common stock the director or executive officer may have disclaimed beneficial ownership. As used in the following tables, an asterisk in the Percentage of Outstanding Stock column means less than 1%.

	Common	Options	Total	Percentage of
	Shares	Exercisable	Beneficial	Outstanding
Beneficial Owner	Owned	Within 60 Days	Ownership	Stock*

Paul A. Toback	135,000	343,334	478,334	1.2%
Marc D. Bassewitz	130,000	16,668	146,668	**
William Fanelli	40,000	230,000	270,000	**
Harold Morgan	55,921	205,667	261,588	**
John H. Wildman	60,000	210,000	270,000	**
Charles J. Burdick	0	0	0	**
Barry M. Deutsch	5,300	0	5,300	**
Barry R. Elson	0	0	0	**
Eric Langshur	0	0	0	**
Don R. Kornstein	0	0	0	**
James F. McAnally, M.D.	12,500	0	12,500	**
John W. Rogers, Jr.	10,000	0	10,000	**
Steven S. Rogers	0	0	0	**
All directors and executive officers as a group (19 persons)	658,071	1,171,337	1,829,408	4.4%

*	Based on 41,310,827 shares of common stock outstanding.

**	Less than 1% of the outstanding common stock.

Stockholders Who Own at Least 5% of Bally Common Stock

The following table shows all persons we know to be the beneficial owners of more than 5% of Bally common stock as of May 31, 2006:

	Total Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Outstanding Stock(1)

Pardus Capital Management L.P.(2)(3)	5,602,221	13.6%
1001 Avenue of the Americas, Suite 1100 New York, New York 10018
Emanuel R. Pearlman(2)(4)	4,419,450	10.7%
Liberation Investment Group LLC(2)(4)
Liberation Investments, Ltd.(2)(4)
Liberation Investments, L.P.(2)(4)
11766 Wilshire Blvd. Suite #870 Los Angeles, CA 90025
Mark J. Wattles(2)(5)	3,825,100	9.3%
Wattles Capital Management, LLC(2)(5)
7945 W. Sahara #205 Las Vegas, NV 89117
Dimensional Fund Advisors Inc.(2)(6)	3,113,500	7.5%
1299 Ocean Ave, 11th Flr, Santa Monica, CA 90401
Morgan Stanley(2)(7)	3,023,132	7.3%
1585 Broadway New York, NY 10036
S.A.C. Capital Advisors LLC(2)(8)	2,439,200	5.9%
72 Cummings Point Road Stamford, CT 06902
Everest Capital Limited(2)(9)	2,414,778	5.8%
The Bank of Butterfield Building 65 Front Street, 6th Floor, P.O. Box HM2458 Hamilton HMJX Bermuda

(1)	The Company had 41,310,827 common shares outstanding as of May 31, 2006. The “Percent of Outstanding Stock” was calculated by using the disclosed number of beneficially owned shares by the applicable beneficial owner and related entities, as a group, as the numerator and the number of the Company’s outstanding common shares as of May 31, 2006 as the denominator.

(2)	Represents a beneficial owner of more than 5% of the common stock based on the owner’s reported ownership of shares of common stock in filings made with the Securities and Exchange Commission pursuant to Section 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934, as amended and the attendant regulations. Information with respect to each beneficial owner is generally as of the date of the most recent filing by the beneficial owner with the SEC and is based solely on information contained in such filings.

(3)	Pardus European Special Opportunities Master Fund L.P., a limited partnership formed under the laws of the Cayman Islands (the “Fund”), is the holder of 5,602,221 shares of common stock. Pardus Capital Management, L.P. (“PCM”), a Delaware limited partnership, serves as the investment manager of the Fund and possesses sole power to vote and direct the disposition of all the shares held by the Fund. PCM is deemed to beneficially own 5,602,221 shares of common stock.

(4)	Liberation Investments, L.P. (“LILP”), a Delaware limited partnership, is the beneficial owner of 2,848,213 shares of common stock. Liberation Investments, Ltd. (“LILtd”), a private offshore investment corporation, is the beneficial owner of 1,536,237 shares of common stock. Mr. Pearlman is the direct beneficial owner of 35,000 shares of common stock, which vested upon the acquisition by Liberation of in excess of 10% of the common stock of the Company on May 4, 2005. Liberation Investment Group LLC (“LIG”), the general partner of LILP and discretionary investment adviser to LILtd, and Mr. Pearlman, the General Manager, Chief Investment Officer and majority member of LIG, are indirect beneficial owners of the shares held by LILP and LILtd.

(5)	Mark J. Wattles is the sole member and manager of Wattles Capital Management, LLC, a Delaware limited liability company, and owns 100% of its membership interests.

(6)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power and may be deemed to be the beneficial owner of the shares. Dimensional disclaims beneficial ownership of such securities.

(7)	Morgan Stanley, a Delaware parent holding company, is the holder of 2,957,732 shares of common stock. Morgan Stanley & Co. Incorporated, a Delaware corporation, is a broker dealer registered under Section 15 of the Securities Exchange Act of 1934 and is the holder of 2,854,632 shares of common stock.

(8)	S.A.C. Capital Advisors, LLC (“SAC Capital Advisors”) has shared voting power and shared investment power with respect to 2,439,200 shares of common stock; S.A.C. Capital Advisors, S.A.C. Capital Management, LLC (“SAC Capital Management”), and Mr. Steven Cohen do not directly own any shares. Pursuant to investment agreements, each of SAC Capital Advisors and SAC Capital Management share all investment and voting power with respect to the securities held by S.A.C. Capital Associates, LLC, S.A.C. Meridian Fund, LLC and S.A.C. MultiQuant Fund, LLC. Mr. Cohen controls each of SAC Capital Advisors and SAC Capital Management. Each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen may be deemed to own beneficially 2,349,200 shares. Each of SAC Capital Advisors, SAC Capital Management, and Mr. Cohen disclaim beneficial ownership of any of these securities.

(9)	Everest Capital Limited is a Bermuda company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2005, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect exercises, terminations or expirations since that date.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plans approved by stockholders(1)	3,985,514	$13.63	358,965
Plans not approved by stockholders(2)	153,000	$3.66	62,000
Total	4,138,514	$13.26	420,965

(1)	The number of securities remaining for future issuance at December 31, 2005 consisted of 283,965 shares issuable under the Company’s 1996 Long-Term Incentive Plan and 75,000 shares under the Company’s 1996 Non-Employee Directors’ Stock Option Plan (which plans expired on January 3, 2006). In November 1997, June 1999, December 2000 and June 2002, the 1996 Long-Term Incentive Plan was amended to increase the aggregate amount of shares outstanding that may be granted to an aggregate of 8,600,000. The Company’s stockholders approved the first two amendments, which increased the number of shares subject to the plan by a total of 2,500,000. There have been no grants or awards since December 31, 2005.

(2)	The number of securities remaining for future issuance at December 31, 2005 consisted of 62,000 shares issuable under the Company’s Inducement Award Equity Incentive Plan. Since December 31, 2005, a total of 19,500 options have been granted under the Inducement Award Equity Incentive Plan. See Note 15 of the Notes to Consolidated Financial Statements, Stock Plans, for a description of the material terms of the Plan.

Item 13.	Certain Relationships and Related Transactions

Certain Transactions

During 2005, Bally paid approximately $6.3 million for goods and services from a company which employed a relative of Mr. Wildman. Bally believes that the terms of these arrangements were at least as favorable to Bally as those which could be obtained from unrelated parties.

Item 14.	Principal Accountant Fees and Services

Fees Paid to the Principal Accountant-2005

The table below sets forth the fees billed for the services of KPMG LLP for the years ended December 31, 2005 and 2004:

	2005	2004

Audit fees(1)	$5,141,300	$7,988,800
Audit-related fees(2)	10,000	37,750

Total audit and audit-related fees	$5,151,300	$8,026,550
Tax fees(3)	60,000	0
All other fees	0	0

Total fees	$5,211,300	$8,026,550

(1)	Audit fees include work performed in connection with the audit of the 2005 consolidated financial statements, the reports on management’s assessment regarding the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, and the reviews of the financial statements included in our 2005 Forms 10-Q. It also includes fees for professional services that are normally provided by our registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit related fees include work performed in connection with separate audits of subsidiaries and affiliated entities not required by statute or regulation.

(3)	Tax fees include services performed in connection with the Company’s assessment of the implications of an ownership change for purposes of Internal Revenue Code Section 382.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: June 27, 2006	By:	/s/ Paul A. Toback Paul A. Toback Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: June 27, 2006		/s/ Paul A. Toback
	By:	Paul A. Toback Chairman, President and Chief Executive Officer (principal executive officer)

Dated: June 27, 2006		/s/ David S. Reynolds
	By:	David S. Reynolds Vice President and Controller (principal financial and accounting officer)

Dated: June 27, 2006		/s/ Charles J. Burdick
	By:	Charles J. Burdick Director

Dated: June 27, 2006		/s/ Barry M. Deutsch
	By:	Barry M. Deutsch Director

Dated: June 27, 2006		/s/ Barry R. Elson
	By:	Barry R. Elson Director

Dated: June 27, 2006		/s/ Don R. Kornstein
	By:	Don R. Kornstein Director

Dated: June 27, 2006		/s/ Eric Langshur
	By:	Eric Langshur Director

Dated: June 27, 2006		/s/ James F. McAnally, M.D.
	By:	James F. McAnally, M.D. Director

Dated: June 27, 2006		/s/ John W. Rogers, Jr.
	By:	John W. Rogers, Jr. Director

Dated: June 27, 2006		/s/ Steven S. Rogers
	By:	Steven S. Rogers Director

BALLY TOTAL FITNESS HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation:

We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bally Total Fitness Holding Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 27, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
June 27, 2006

BALLY TOTAL FITNESS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash	$17,454	$19,177
Deferred income taxes	151	471
Prepaid expenses	20,846	15,995
Other current assets	17,736	14,244

Total current assets	56,187	49,887
Property and equipment, net	326,724	364,753
Goodwill, net	41,731	41,698
Trademarks, net	9,376	9,933
Intangible assets, net	5,018	7,909
Deferred financing costs, net	29,501	17,790
Other assets	11,557	10,489

	$480,094	$502,459

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$57,832	$51,373
Income taxes payable	1,697	1,399
Accrued liabilities	97,013	113,210
Current maturities of long-term debt	13,018	22,127
Deferred revenues	306,634	321,921

Total current liabilities	476,194	510,030
Long-term debt, less current maturities	756,304	737,432
Deferred rent liability	101,605	107,126
Deferred income taxes	1,737	1,637
Other liabilities	28,112	18,981
Deferred revenues	579,828	599,378

Total long-term liabilities	1,467,586	1,464,554

	1,943,780	1,974,584
Stockholders’ deficit:
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued	—	—
Series A Junior Participating; 602,000 shares authorized; none issued	—	—
Series B Junior Participating; 100,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,200,000 shares authorized; 39,172,090 and 34,682,344 shares issued at December 31, 2005 and 2004, respectively; and 38,503,551 and 34,013,805 outstanding at December 31, 2005 and 2004, respectively	392	347
Contributed capital	669,089	647,367
Accumulated deficit	(2,113,854)	(2,104,240)
Unearned compensation (restricted stock)	(5,534)	(1,567)
Common stock in treasury, at cost, 668,539 shares at December 31, 2005 and 2004	(11,635)	(11,635)
Accumulated other comprehensive loss	(2,144)	(2,397)

Total stockholders’ deficit	(1,463,686)	(1,472,125)

	$480,094	$502,459

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share data)

Net revenues:
Membership services	$1,003,897	$975,982	$929,866
Retail products	50,685	53,340	55,266
Miscellaneous	16,451	18,666	17,739

	1,071,033	1,047,988	1,002,871
Operating costs and expenses:
Membership services	726,937	732,741	726,231
Retail products	52,004	54,496	57,493
Advertising	55,014	61,602	53,503
General and administrative	87,513	75,977	53,646
Impairment of goodwill and other intangibles	1,220	405	54,505
Asset impairment charges	10,115	14,772	19,605
Depreciation and amortization	62,571	69,779	76,767

	995,374	1,009,772	1,041,750

Operating income (loss)	75,659	38,216	(38,879)
Other income (expense):
Interest expense, net	(85,329)	(67,201)	(62,585)
Foreign exchange gain (loss)	869	1,578	2,371
Other, net	89	(1,998)	(2,479)

	(84,371)	(67,621)	(62,693)

Loss from continuing operations before income taxes	(8,712)	(29,405)	(101,572)
Income tax provision	(902)	(851)	(1,102)

Loss from continuing operations	(9,614)	(30,256)	(102,674)
Discontinued operations:
Loss from discontinued operations	—	—	(981)
Loss on disposal	—	—	(1,699)

Loss from discontinued operations	—	—	(2,680)

Loss before cumulative effect of changes in accounting principles	(9,614)	(30,256)	(105,354)
Cumulative effect of change in accounting principle, net	—	—	(626)

Net loss	$(9,614)	$(30,256)	$(105,980)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.28)	$(0.92)	$(3.14)
Loss from discontinued operations	—	—	(0.08)
Cumulative effect of change in accounting principle	—	—	(0.02)

Net loss per common share	$(0.28)	$(0.92)	$(3.24)

Average common shares outstanding	34,624,039	32,838,811	32,654,738

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
	Common					Common	Other	Total
	Shares	Par	Contributed	Accumulated	Unearned	Stock in	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Deficit	Compensation	Treasury	Loss	Deficit
	(In thousands, except share data)

Balance at December 31, 2002 (as previously reported)	33,193,425	$338	$642,742	$(1,970,155)	$—	$(11,635)	$(346)	$(1,339,056)
Adjustment to previously reported amounts	—	—	—	2,151	—	—	—	2,151

Balance at December 31, 2002 (restated)	33,193,425	338	642,742	(1,968,004)	—	(11,635)	(346)	(1,336,905)
Net loss	—	—	—	(105,980)	—	—	—	(105,980)
Cumulative translation adjustment	—	—	—	—	—	—	(1,411)	(1,411)

Total comprehensive loss	—	—	—	—	—	—	—	(107,391)
Restricted stock activity	707,500	7	4,360	—	(3,760)	—	—	607
Issuance of common stock under stock purchase and option plans	134,809	2	730	—	—	—	—	732

Balance at December 31, 2003	34,035,734	347	647,832	(2,073,984)	(3,760)	(11,635)	(1,757)	(1,442,957)
Net loss	—	—	—	(30,256)	—	—	—	(30,256)
Cumulative translation adjustment	—	—	—	—	—	—	(640)	(640)

Total comprehensive loss								(30,896)
Restricted stock activity	(137,500)	(1)	(1,071)	—	2,193	—	—	1,121
Issuance of common stock under stock purchase and option plans	115,571	1	606	—	—	—	—	607

Balance at December 31, 2004	34,013,805	347	647,367	(2,104,240)	(1,567)	(11,635)	(2,397)	(1,472,125)
Net Loss	—	—	—	(9,614)	—	—	—	(9,614)
Cumulative translation adjustment	—	—	—	—	—	—	253	253

Total comprehensive loss								(9,361)
Restricted stock activity	1,420,000	14	9,026	—	(3,967)	—	—	5,073
Issuance of common stock under stock purchase and option plans	525,232	6	2,365	—	—	—	—	2,371
Shares issued to noteholders	1,903,200	19	7,375	—	—	—	—	7,394
Shares issued to accredited investor	409,314	4	1,429	—	—	—	—	1,433
Shares issued to agent	232,000	2	1,527	—	—	—	—	1,529

Balance at December 31, 2005	38,503,551	$392	$669,089	$(2,113,854)	$(5,534)	$(11,635)	$(2,144)	$(1,463,686)

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in accounting principle	$(9,614)	$(30,256)	$(105,354)
Adjustments to reconcile to cash provided by operating activities —
Depreciation and amortization, including amortization included in interest expense	71,258	73,198	80,370
Changes in operating assets and liabilities	(52,094)	(25,315)	35,225
Deferred income taxes, net	420	420	413
Write-off of debt issuance costs	—	1,589	2,562
Write-off of discontinued operations	—	—	1,699
Write-off of long-term assets	4,618	—	—
Impairment of long-lived assets	11,335	15,177	74,110
Loss on disposal of assets	274	925	—
Foreign currency translation gain	(869)	(1,578)	(2,371)
Equity in losses of unconsolidated subsidiaries, net	300	842	962
Stock-based compensation	5,073	1,122	607
Other	—	—	1,654

Cash provided by operating activities	30,701	36,124	89,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(37,854)	(49,740)	(47,942)
Proceeds from sales and disposals of property	2,043	—	—
Investments in unconsolidated subsidiaries	(394)	(501)	(269)

Cash used in investing activities	(36,205)	(50,241)	(48,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit agreement	33,250	154,000	(28,500)
Borrowings of other long-term debt	—	—	242,191
Repayments of other long-term debt	(21,581)	(130,521)	(242,151)
Debt issuance and refinancing costs	(11,307)	(4,862)	(10,414)
Proceeds from sale of common stock	1,433	—	—
Stock purchase and option plans	1,604	606	732

Cash provided by (used in) financing activities	3,399	19,223	(38,142)

Increase (decrease) in cash	(2,105)	5,106	3,524
Effect of exchange rate changes on cash balance	382	431	(2,011)
Cash, beginning of year	19,177	13,640	12,127

Cash, end of year	$17,454	$19,177	$13,640

SUPPLEMENTAL CASH FLOW INFORMATION:
Changes in operating assets and liabilities, net of effects from acquisitions or sales, were as follows —
Decrease (increase) in other current and other assets	$(8,433)	$24,816	$8,371
Increase (decrease) in accounts payable	6,457	(11,859)	10,846
Increase (decrease) in income taxes payable	298	1,399	(1,019)
Increase (decrease) in accrued liabilities	(16,446)	(18,681)	5,470
Increase in other liabilities	867	1,820	389
Increase (decrease) in deferred revenues	(34,837)	(22,810)	11,168

	$(52,094)	$(25,315)	$35,225

Cash payments for interest and income taxes were as follows —
Interest paid	$75,937	$62,301	$48,230
Interest capitalized	(309)	(855)	(1,086)
Income taxes (refund)/paid, net	184	(1,045)	1,964
Investing and financing activities exclude the following non-cash transactions —
Acquisition of property and equipment through capital leases/borrowings	252	$5,384	$9,474
Payment of consents with common stock	7,394	—	—
Stock issued to accredited investor	1,433	—	—
Stock issued to agent	1,529	—	—

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share data)

Note 1	Summary of Significant Accounting Policies

Description of Business:  Bally Total Fitness Holding Corporation (the “Company”), through its subsidiaries, is a nationwide commercial operator of fitness centers. As of December 31, 2005, the Company operated four hundred nine facilities, located in twenty-nine states and Canada. Additionally, twenty-nine clubs were operated pursuant to franchise and joint venture agreements in the United States, Mexico, Asia, and the Caribbean. All significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

Principles of Presentation and Consolidation:  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has prepared the consolidated financial statements on the basis that the Company will continue as a going concern. The Company has retained J.P. Morgan Securities Inc. and The Blackstone Group L.P. to explore strategic alternatives, including potential equity transactions or the sale of businesses or assets.

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

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. Buildings and related improvements are depreciated over 5 to 35 years and useful lives for equipment and furnishings range from 5 to 10 years. Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Depreciation of construction in progress is not recorded until the assets are placed into service. Depreciation of property and equipment amounted to $60,451, $67,306 and $70,092 for 2005, 2004 and 2003, respectively.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”) on January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also supercedes

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of; however, it maintains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of a company that either has been disposed of or is classified as held for sale. Although it expanded the use of discontinued operations, the Statement eliminates the previous practice of accruing all future operating losses associated with the disposal. It also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception of not consolidating a subsidiary for which control is likely to be temporary.

Under SFAS No. 144, the Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. The Company measures the amount of impairment of other long-lived assets (excluding goodwill) by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows. The Company presents an impairment charge as a separate line item within income (loss) from continuing operations in the Company’s consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, the Company includes the impairment charge, on a net-of-tax basis, within the results of discontinued operations. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed.

Primary indicators of impairment include significant declines in the operating results or an expectation that a long-lived asset may be disposed of before the end of its useful life. Impairment is assessed at a club operation level, which is the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets. Costs to reduce the carrying value of long-lived assets are separately identified in the Statements of Operations as “Asset impairment charges.” See Note 5 for a description of asset impairment charges recorded in 2005, 2004 and 2003.

Asset Retirement Obligations:  The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. The Company determined that certain obligations under lease agreements for club locations meet the scope requirements of SFAS No. 143 and, accordingly, determined the fair value of the Company’s obligation in accordance with the statement. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is not significant.

FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. FIN No. 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The Company adopted FIN 47 in the fourth quarter of fiscal 2005 and the effect on the Company’s consolidated financial statements was not material.

Deferred Lease Liabilities and Noncash Rental Expense:  The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis over the life of the lease beginning upon the commencement of the lease.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Software for Internal Use:  Certain costs incurred related to software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. Qualifying software development costs are included as an element of property and equipment in the consolidated balance sheets. The Company amortizes such software costs over the shorter of the estimated useful life of the software or five years.

Goodwill and Other Intangible Assets:  The Company’s intangible assets are comprised principally of goodwill, member relationships, leasehold rights and certain trademarks. Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which consist of certain trademarks, are not amortized, but instead tested for impairment at least annually.

The Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, a significant long-term adverse change in the business climate that is expected to cause a substantial decline in membership, or a significant change in the delivery of health and fitness services that results in a substantially more cost effective method of delivery than health clubs. The Company tested to determine if the fair value of each of its reporting units was in excess of its respective carrying values at December 31, 2005, 2004 and 2003, for purposes of the annual impairment test. In 2003, it identified that the carrying values of three of its reporting units were greater than their fair value. Accordingly, the goodwill attributable to these reporting units was written down by $42,062 (net of tax of nil), and has been reflected in the 2003 consolidated statement of operations.

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

Deferred Financing Costs:  The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt instrument using the effective interest method. The costs incurred in 2005 and 2004 related to the execution of waivers with respect to certain of the Company’s debt covenants. During the years ended December 31, 2005, 2004, and 2003, the Company recognized related amortization expense of $8,500, $3,400, and $3,600, respectively. Accumulated amortization of deferred financing costs amounted to $16,238 and $9,649 as of December 31, 2005 and 2004, respectively.

Prepaid Expenses:  Prepaid expenses consist of prepaid rent and prepaid advertising expenses.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Other Current Assets:  Other current assets consist primarily of inventory and other prepaid expenses, including insurance expenses and other. Inventory consists primarily of nutritional products, apparel and other retail products. Inventory is valued at the lower of cost or market.

Fair Values of Financial Instruments:  SFAS No. 107, “Fair Value of Financial Instruments”, (“SFAS No. 107”) requires certain disclosures regarding the fair value of financial instruments. The Company’s financial instruments consist mainly of accounts payable, income taxes payable, accrued liabilities, and long-term debt. The carrying amounts of these items exclusive of the Company’s 9 7/8% Senior Subordinated Notes due 2007 (“Senior Subordinated Notes”) approximate fair market value due to either the short-term maturity of these instruments or the close approximation between current fair market value and carrying value.

The Company determined by using quoted market prices that the fair value of the Senior Subordinated Notes at December 31, 2005 was $288,507 compared to a carrying value of $295,905, and the fair value at December 31, 2004 was $256,065 compared to a carrying value of $297,750. Since considerable judgment is required in interpreting market information, the fair value of the Senior Subordinated Notes is not necessarily indicative of the amount which could be realized in a current market exchange.

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

Membership fees and monthly dues collected but not earned are included in deferred revenue. The majority of members commit to a membership term of between 12 and 36 months. The majority of these contracts are 36 month contracts. Typically, contracts include a member’s right to renew the membership at a discount compared to the payments made during the initial contractual term.

Additional members may be added to the primary joining members’ contract. These additional members may be added as obligatory members that commit to the same membership term as the primary member, or nonobligatory members that can discontinue their membership at any time.

Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership life is estimated at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership attrition. The Company’s estimates of membership life were up to three hundred sixty months during 2005, 2004 and 2003. As of December 31, 2005, the weighted average membership life for members that commit to a membership term of between 12 and 36 months is 39 months. Members with these terms that finance their initial membership fee have a weighted average membership life of 37 months, while those members that pay their membership fee in full at point of sale have a weighted average membership life of 56 months. Because of the discount in monthly payments made during the renewal term when compared to payments made in the initial contractual term, the estimate of membership term impacts the amount of revenue deferred in the initial contractual term. Changes in member behavior, competition,

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

and Company performance may cause actual attrition to differ significantly from estimated attrition. A resulting change in estimated attrition may have a material effect on reported revenues in the period in which the change of estimate is made.

At December 31, 2005, 2004 and 2003, approximately 61% of members were in the non-obligatory renewal period of membership. Renewal members can cancel their membership at any time prior to their monthly or annual due date. Membership revenue from members in renewal include monthly dues paid to maintain their membership, as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.

Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated membership life. Membership life for month-to-month members is currently estimated at between 4 and 41 months, with an average of 15 months.

Paid-in-full members who purchase nonrenewable memberships must repurchase the same membership plan to continue membership beyond the initial contractual term. Such membership fees are deferred and amortized over the contract term.

Personal training and other services are provided at most of the Company’s fitness centers. Revenue related to personal training services is recognized when the four criteria of recognition described above are met. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected over periods generally through three months after an initial payment. Collections of amounts related to paid-in-full personal training services contracts, are deferred and recognized as personal training services are rendered. Revenue related to personal training contracts that have been financed is recognized at the later of cash receipt, or the rendering of personal training services.

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

The Company enters into contracts that include a combination of (i) health club services (which may include two or more members on a single contract), (ii) personal training services, and (iii) nutritional products. In these multiple element arrangements, health club services are typically the last delivered service. The Company accounts for these arrangements as single units of accounting because they do not have objective and reliable evidence of the fair value of health club services. Revenue related to these multiple element arrangements is earned on a straight-line basis over the longer of the contractual term or the estimated membership term.

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

Derivative Financial Instruments:  The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate volatility. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not classified as qualifying hedging instruments are adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated and qualify as effective hedges are recorded either in accumulated other comprehensive loss or through earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings.

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

Discontinued Operations:  Effective January 1, 2002, the Company accounts for discontinued operations under SFAS No. 144, which requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the Company reclassifies the results of operations for current and prior periods into a single caption titled discontinued operations.

Commitments and Contingencies — Litigation:  The Company accounts for contingencies in accordance with SFAS 5, “Accounting for Contingencies”, which requires the Company to accrue loss contingencies when the loss is both probable and estimable. All legal costs expected to be incurred in connection with loss contingencies are expensed as incurred.

Comprehensive Loss:  SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under GAAP, and also considers the effects of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ deficit. The Company reports the effects of currency translation as components of comprehensive income (loss).

Insurance Proceeds:  Insurance proceeds for reimbursement of costs incurred as a result of investigations, disputes and legal proceedings pursuant to the Company’s director and officer insurance policies are recorded upon receipt and are a reduction of selling, general and administrative costs in the statement of operations.

Loss Per Share:  Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, certain restricted stock, and warrants using the “treasury

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

stock” method. The per share amounts presented in the Consolidated Statements of Operations are based on the following amounts:

	Fiscal Year Ended December 31,
	2005	2004	2003

Numerator for basic EPS:
Net loss	$(9,614)	$(30,256)	$(105,980)
Denominator for basic EPS:
Weighted average shares outstanding	34,624,039	32,838,811	32,654,738
Numerator for diluted EPS:
Net loss	$(9,614)	$(30,256)	$(105,980)
Denominator for diluted EPS:
Weighted average shares outstanding	34,624,039	32,838,811	32,654,738

The following potentially dilutive shares were not included in the computation of diluted loss for the years ended December 31 as their effects would be anti-dilutive:

	2005	2004	2003

Options to purchase common stock	2,622,107	4,080,223	3,593,691

Stock-based Compensation:  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” (“FIN No. 44”) issued in March 2000, to account for its fixed plan stock options and restricted stock. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the stock option. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Included in the pro forma table is the impact of stock options for retirement eligible and non-retirement eligible employees. The Company’s practice for retirement eligible employees is identical to non-retirement eligible employees. Upon the Company’s adoption of SFAS No. 123R “Share Based Payment” (see below), the practice for retirement eligible employees will change to reflect the vesting terms of stock options granted subsequent to January 1, 2006, taking into account retirement eligibility. For the current periods, such change in accounting would have no material impact on pro forma results.

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS NO. 95”). Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123R for calendar year companies until the first quarter of 2006. The Company will adopt SFAS No. 123R in the first quarter of 2006 under the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

The following table illustrates the pro forma effect on net loss attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003

Net loss, as reported	$(9,614)	$(30,256)	$(105,980)
Plus: stock-based compensation expense included in net loss	6,132	1,122	607
Less: stock-based compensation expense determined under fair value based method(1)	(8,175)	(5,030)	(7,374)

Pro forma net loss	$(11,657)	$(34,164)	$(112,747)

Basic loss per common share
As reported	$(0.28)	$(0.92)	$(3.24)
Pro forma	(0.34)	(1.04)	(3.45)
Diluted loss per common share
As reported	(0.28)	(0.92)	(3.24)
Pro forma	(0.34)	(1.04)	(3.45)

(1)	These amounts reflect a change to an expected life of six years from ten years, which was reflected in the prior year presentation.

The per-share weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $2.34, $2.87, and $3.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

•	2005 Option Grants: expected volatility of 51.9% for 2005; risk-free interest rate of 4.21%; dividend yield of 0% and expected lives of six years from the date of grant.

•	2004 Option Grants: expected volatility of 51.2% for 2004; risk-free interest rate of 3.88%; dividend yield of 0% and expected lives of six years from the date of grant.

•	2003 Option Grants: expected volatility of 52.8% for 2003; risk-free interest rate of 3.11%; dividend yield of 0% and expected lives of six years from the date of grant.

Foreign Currency Translation:  Foreign operations of non-U.S. subsidiaries whose functional currency is not the U.S. dollar have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). All assets, liabilities, and minority interests are translated at the

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

period end exchange rates, stockholders’ equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in the accumulated other comprehensive loss component of stockholders’ deficit. Gains and losses resulting from foreign currency transactions are reflected in net loss.

Reclassifications:  In the 2005 presentation of property and equipment, the Company reclassified in the 2004 consolidated balance sheet approximately $28,665 to equipment from leaseholds and buildings. The reclassification had no impact on the net property and equipment. See Note 2 for a description of an adjustment to the 2002 property and equipment balances. The Company also reclassified $148 of foreign exchange from other to inventory in the 2004 balance sheet. The Company reclassified $4,092 of deferred rent liabilities, $1,541 of goodwill impairment expenses between the guarantor and non-guarantor financial statements, and $3,160 of deferred finance costs from guarantor to parent in the 2004 balance sheet presented in Note 21 to correct classification errors. Certain presentation adjustments have been recorded as of December 31, 2004 to Note 13 to conform to adjustments to accumulated deficit as of December 31, 2002, as discussed in Note 2.

Note 2	Adjustment to Accumulated Deficit as of December 31, 2002

During 2005, certain errors in the application of GAAP were identified that affected the Company’s accumulated deficit balance as of December 31, 2002. The first item related to the Company’s calculation of and related accounting for deferred revenue. The Company determined that its calculations of deferred revenue with respect to certain corporate membership offers, offers that include zero dues for life, and offers in which the membership term exceeds the related financing term contained errors, that this liability was overstated by approximately $3,861 and that the misstatement did not relate to 2003, 2004 or 2005. The second item related to the accounting for insured liabilities with retained risk. The Company determined that its methods for estimating its ultimate obligations under these arrangements were higher than those previously calculated using less precise data, and determined that an increase in the liability of approximately $4,600 was required at December 31, 2002. The third item related to the accounting for capital asset activity and related depreciation. The Company determined that its calculations of depreciation expense and capitalized interest with respect to certain assets contained errors, that this asset was understated by approximately $2,890 and that the misstatement did not relate to 2003, 2004 or 2005. The net impact of these adjustments, totaling approximately $2,151 has been recorded as an adjustment to decrease the Company’s accumulated deficit balance as of December 31, 2002. No adjustments were made to the Company’s consolidated statements of operations related to these matters for 2003 or 2004 as such amounts were not deemed material. Adjustments were made to the Company’s 2005 consolidated statement of operations for certain of these items, the impacts of which were not deemed material.

Note 3	Other Current Assets

Other current assets consist of:

	December 31,
	2005	2004

Inventory	$9,160	$9,457
Other	8,576	4,787

	$17,736	$14,244

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Note 4	Property and Equipment

Property and equipment consists of the following at December 31, 2005 and 2004:

	Estimated Useful Life	2005	2004

Land	—	$32,974	$34,684
Buildings and improvements	5 to 35 years	147,204	147,477
Leasehold improvements	12 to 15 years (1)	635,550	610,712
Equipment	5 to 10 years	286,000	274,496
Less accumulated depreciation		(775,004)	(702,616)

		$326,724	$364,753

(1)	Shorter of lease term or estimated useful life, not to exceed 15 years.

Depreciation of property and equipment amounted to $60,451, $67,306 and $70,092 in 2005, 2004, and 2003, respectively. The Company capitalized interest of $309 and $855 for the years ended December 31, 2005 and 2004, respectively, related to the construction and equipping of clubs.

Note 5	Asset Impairment Charges

In accordance with SFAS No. 144, all long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company reviews assets at the lowest level for which there are identifiable cash flows, which is at the club level. The carrying amount of the club assets is compared to the expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the club. Cash flows are projected for each club based upon historical results and expectations. In cases where the expected future cash flows are less than the carrying amount of the assets, those clubs are considered impaired and the assets are written down to fair value. For purposes of estimating fair value, the Company has discounted the projected future cash flows of the impaired clubs at a weighted average cost of capital. The Company recorded impairment losses of $10,115, $14,772 and $19,605 in the years ended December 31, 2005, 2004 and 2003, respectively.

The 2005, 2004 and 2003 charges related to club locations with operating performance that deteriorated subsequent to the 2001 review or which had additions during the subsequent period that were found to additionally be impaired. The 2003 charge related primarily to the Crunch Fitness International acquisition in 2001, which was found to perform at a level below expectations during 2002 and 2003. The impairment charges in 2005, 2004 and 2003 related primarily to the carrying values of land, buildings and leasehold improvements that will, with the exception of Crunch (See Note 19), continue to be operated by the Company.

Note 6	Insurance Proceeds

Costs incurred as a result of the Audit Committee investigation, costs of cooperating with the various government agencies investigating accounting-related matters, attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided in the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified, and related class action litigation are reflected in “General and Administrative” expenses in the Consolidated Statements of Operations. The Company received payments of $7,270 during the year ended December 31, 2005 for reimbursement of costs incurred in this period and in prior periods pursuant to the Company’s Director and Officer insurance policies.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Note 7	Goodwill and Other Intangible Assets

The Company’s intangible assets are comprised principally of goodwill, member relationships, leasehold rights and certain trademarks. Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which consist of certain trademarks, are not amortized, but instead tested for impairment at least annually.

The Company adopted SFAS No. 142 effective January 1, 2002.

The Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, a significant long-term adverse change in the business climate that is expected to cause a substantial decline in membership, or a significant change in the delivery of health and fitness services that results in a substantially more cost effective method of delivery than health clubs. The Company tested to determine if the fair values of each of its reporting units were in excess of their respective carrying values at December 31, 2005, 2004 and 2003, for purposes of the annual impairment test. In 2003, it identified that the carrying values of three of its reporting units were greater than their fair value. Accordingly, the goodwill attributable to these reporting units was written down by $42,062 (net of tax of nil), and has been reflected in the 2003 consolidated statement of operations.

As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill in 2002 in accordance with the provisions of this standard. As stated above, the Company’s intangible assets other than goodwill consist primarily of member relationships, leasehold rights, and certain trademarks. The Company has determined member relationships and leasehold rights have finite useful lives of six and ten years, respectively, and are amortized on a straight-line basis over these useful lives. The Company also evaluates other intangible assets on an annual basis to determine if the carrying values of these assets exceed their respective fair values. This evaluation utilizes an expected cash flow technique to determine fair value. Certain acquired clubs’ estimated future cash flow were found to be insufficient to recover the carrying value of acquired intangible assets. As a result of this evaluation, the Company recorded an impairment charge against other intangible assets of $1,220, $380 and $12,443 in the years ended December 31, 2005, 2004 and 2003, respectively. This charge is reported as an element of operating expenses under the caption “Impairment of goodwill and other intangibles” in the consolidated statement of operations.

In 2003, the Company wrote off $1,130 of goodwill associated with discontinued operations from the liquidation of an internet-based start-up company.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The following table summarizes the changes in the Company’s net goodwill balance during 2005, 2004 and 2003:

Balance at December 31, 2002	$84,801
Goodwill acquired	313
Goodwill impairment charge	(42,062)
Discontinued operations charge	(1,130)
Other	(263)

Balance at December 31, 2003	41,659
Goodwill acquired	40
Goodwill impairment charge	(25)
Other	24

Balance at December 31, 2004	41,698
Goodwill impairment charge	—
Other	33

Balance at December 31, 2005	$41,731

The following tables summarize the December 31, 2005 and 2004 gross carrying amounts and accumulated amortization of amortizable and unamortizable intangible assets, intangible additions, intangible impairments, amortization expense for the years ended December 31, 2005, 2004 and 2003, and the estimated amortization expense for the five succeeding years:

	2005	2004

Amortizable Intangible Assets:
Cost:
Membership relations	$13,173	$13,285
Non-compete agreements	598	598
Leasehold rights	14,157	15,592
Trademarks	13,171	13,019

	41,099	42,494
Accumulated amortization:
Membership relations	(12,835)	(12,455)
Non-compete agreements	(598)	(568)
Leasehold rights	(9,477)	(8,543)
Trademarks	(3,795)	(3,086)

	(26,705)	(24,652)

Net book value	$14,394	$17,842

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Aggregate additions to intangible asset cost (principally leasehold rights and membership relations):
Year ended December 31, 2003	150
Year ended December 31, 2004	20
Year ended December 31, 2005	—
Aggregate impairment charges to intangible asset cost:
Year ended December 31, 2003	12,443
Year ended December 31, 2004	380
Year ended December 31, 2005	1,220
Aggregate amortization for amortized intangible assets:
Year ended December 31, 2003	6,675
Year ended December 31, 2004	2,479
Year ended December 31, 2005	2,120
Estimated amortization expense:
Year ending December 31, 2006	1,817
Year ending December 31, 2007	1,605
Year ending December 31, 2008	1,415
Year ending December 31, 2009	1,254
Year ending December 31, 2010	947

Note 8	Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2005 and 2004:

	December 31,
	2005	2004

Payroll and benefit-related liabilities	$28,382	$28,283
Interest	20,407	19,596
Deferred rent liability	12,019	11,740
Advertising	1,327	2,796
Taxes other than income taxes	8,241	6,852
Other	26,637	43,943

	$97,013	$113,210

Note 9	Derivative Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as interest rate hedging instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity (deficit). For hedges qualifying as fair value hedges, both the swap and the hedged portion of the debt are recorded in the balance sheets.

The Company entered into two interest rate swap agreements in 2003 which change the fixed-rate interest rate exposure on $200,000 of the Company’s 9 7/8% Senior Subordinated Notes due 2007, to variable-rate based on the six-month Eurodollar rate plus 6.01%, by entering into a receive-fixed, pay-variable interest rate swap. Under the swap, the

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Company receives fixed rate payments and makes variable rate payments, thereby creating variable-rate long-term debt. These swap agreements are accounted for as qualifying interest rate hedges of the future fixed-rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying consolidated balance sheets. The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no impact on earnings.

The fair values of the interest rate swap agreements are determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company swap arrangements. The fair value represents an estimate of the net amounts that the Company would receive or pay if the agreements were transferred to another party or cancelled as of the date of the valuation. During the years ended December 31, 2005 and 2004, approximately $1,472 and $3,128, respectively, related to the swaps were reported as an addition and offset, respectively, to interest expense and represent a yield adjustment of the hedged debt obligation. The balance sheets at December 31, 2005 and 2004 reflect other long-term liabilities of $3,798 and $1,784, respectively, to reflect the fair value of the swap agreements.

Note 10	Long-Term Debt

	December 31,
	2005	2004

Nonsubordinated:
Term loan, due 2009	$173,250	$175,000
Revolving credit facility	35,000	—
10 1/2% Senior Notes due 2011	235,242	235,286
Capital lease obligations	9,080	16,990
Other secured and unsecured obligations	20,845	34,533
Subordinated:
9 7/8% Series D Senior Subordinated Notes due 2007, less unamortized discount of $297 and $466	295,669	297,514
9 7/8% Series B Senior Subordinated Notes due 2007	236	236

Total long-term debt	769,322	759,559
Current maturities of long-term debt (nonsubordinated and subordinated)	(13,018)	(22,127)

Long-term debt, less current maturities	$756,304	$737,432

2004 Term Loan and Revolving Credit Agreement

On October 14, 2004, the Company entered into a new credit agreement (the “Credit Agreement”) with a group of financial institutions that amended and restated its revolving credit agreement. The Credit Agreement provides for a $175,000 term loan expiring in October 2009 in addition to the existing $100,000 revolving credit facility which expires in June 2008. The term loan is payable in quarterly installments of $437.5 beginning March 31, 2005, with a final installment of $166,687.5 due on October 14, 2009. The rate of interest on borrowings under the revolving credit facility is, at the Company’s option, either the reference rate (higher of the prime rate or the federal funds rate plus 0.50%) plus a margin of 2.25% to 3.0% per annum, or a Eurodollar rate plus a margin of 3.25% to 4.0% per annum. The margins applicable to the reference rate and Eurodollar rate loans are determined by reference to a pricing matrix based on total leverage of the Company. A commitment fee of 0.75% or 0.50% per annum, based on utilization, is payable on the unused portion of the revolving credit facility. The rate of interest on the term loan is, at the Company’s option, either the reference rate plus 3.75% per annum or a Eurodollar rate plus 4.75% per annum. At December 31, 2005 and 2004, the average rates on borrowings under the Credit Agreement were 9.02%

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

and 6.94%, respectively. The proceeds of the term loan were used to repay the Company’s $100,000 Securitization Series 2001-1 and to provide approximately $75,000 of additional liquidity for general corporate purposes. The Credit Agreement is secured by substantially all of the Company’s real and personal property, including member obligations under installment contracts. The Company’s obligations under the Credit Agreement remain guaranteed by most of its domestic subsidiaries. The Credit Agreement contains restrictive covenants that include certain interest coverage and leverage ratios, and restrictions on use of funds; capital expenditures; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, and all subject to certain exceptions. The Credit Agreement will terminate early in the event that the 9 7/8% Senior Subordinated Notes due 2007 have not been repaid or refinanced on or before April 15, 2007. As of December 31, 2004, the Company believed that it may have been in violation of certain financial covenants contained in the Credit Agreement. On March 31, 2005, the Company entered into an amendment and waiver to the Credit Agreement that, among other things, excluded certain expenses incurred by the Company in connection with the SEC and Department of Justice investigations and other matters, from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements. Effective August 9, 2005, the Company entered into a consent with its lenders under the Credit Agreement to extend the 10-day period until August 31, 2005. On August 24 and August 30, the Company received consents from holders of a majority of its Senior Subordinated Notes and its Senior Notes, respectively, to extend the waivers until November 30, 2005. Effective August 24, 2005, the Company further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and Senior Notes, to exclude certain additional expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending March 31, 2006 and to limit revolver borrowings under the Credit Agreement if the Company’s unrestricted cash exceeds certain levels. On October 17, 2005, the Company entered into a consent under the Credit Agreement which permits entering into stockholders’ rights plans, subject to certain conditions. The amount available under the revolving credit facility is reduced by any outstanding letters of credit ($13,605 and $8,678 at December 31, 2005 and 2004, respectively), which cannot exceed $30,000. A fee of 2.25% to 3.0% per annum and a fronting fee of one-fourth of 1% is paid on outstanding letters of credit. At December 31, 2005, the Company was in compliance with all covenants under the Credit Agreement. At May 31, 2006, $39,500 was borrowed and $14,133 letters of credit were outstanding under the revolving credit facility. The term loan balance at May 31, 2006 was $143,250, reflecting a $30,000 mandatory payment from the proceeds of the sale of Crunch Fitness which was applied to remaining installments in direct order of maturity.

See Note 19 for a description of the March 2006 and June 2006 waivers and amendments.

10 1/2% Senior Notes

In July 2003, the Company issued $235,000 in aggregate principal of 10 1/2% Senior Notes due 2011 (“Senior Notes”) in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes are jointly and severally guaranteed by substantially all of the domestic subsidiaries of the Company, on an unsecured basis. Proceeds from the note issuances were used to refinance the Company’s $131,990 term loan and $56,000 outstanding on the revolving credit facility, and to repay $25,000 on the series 2001-1. As a result, the Company wrote off $1,669 of unamortized issuance costs from the extinguished debt in the third quarter of 2003. Prior to July 2006, Bally may redeem up to 35% of the Senior Notes at a redemption price of 110.5% with the proceeds from one or more equity offerings. Beginning in July 2007, the Senior Notes may be redeemed at the Company’s option, in whole or in part, with premiums ranging from 5.25% in 2007 to zero in 2009 and thereafter. Upon a change of control, as defined in the indenture, holders may require the Company to purchase the Senior

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Notes at a price of 101%. The indenture governing the Senior Notes contains certain covenants which are described in the following paragraph.

9 7/8% Senior Subordinated Notes

The 9 7/8% Series B Senior Subordinated Notes and the 9 7/8% Series D Senior Subordinated Notes (collectively, the “Senior Subordinated Notes”) mature on October 15, 2007. The Series D Notes are not subject to any sinking fund requirement but may be redeemed at the Company’s option, in whole or in part, with premiums ranging from 3.29% in December 2003 to zero as of October 2005 and thereafter. Upon a change of control, as defined in the indenture, holders may require the Company to purchase the Senior Subordinated Notes at a price of 101%. The payment of the Senior Subordinated Notes is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $473,117 at December 31, 2005). The indentures governing the Senior Subordinated Notes and the Senior Notes contain covenants including restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt of an affiliate; capital expenditures; making certain investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, and all subject to certain exceptions.

The Company did not comply with its covenant obligations under the indentures governing the Senior Subordinated Notes and the Senior Notes to file its 2005 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 2006 with the SEC by the required filing dates. See Note 19 for a description of the March 2006 consent solicitation waiving for limited periods defaults so arising under the financial reporting covenant obligations.

Consent Solicitations

As a result of the Audit Committee investigation into certain accounting issues and the retention of new independent auditors, the Company announced on August 9, 2004 that it was unable to timely file its consolidated financial statements for the quarter ending June 30, 2004 with the SEC. Although the filing delay constituted a default of the financial reporting covenants under the indentures, it did not result in an event of default until delivery to the Company of a default notice and the expiration of a 30-day cure period. On October 29, 2004, the trustee advised the Company that it would notify holders of the Senior Subordinated Notes and the Senior Notes of the defaults in accordance with the indentures and indicated its intention to send the Company a notice of default no later than December 15, 2004 unless the default was cured or waived prior to that date. On December 7, 2004, the Company completed consent solicitations to amend the indentures governing its Senior Subordinated Notes and its Senior Notes to waive through July 31, 2005 any default arising under the financial reporting covenants in the indentures from a failure to timely file its consolidated financial statements with the SEC. In order to secure the waiver until July 31, 2005, the Company was required to pay additional consent fees on or before June 3, 2005 and July 6, 2005. The Company paid fees to the noteholders for these consents of $2,340 in each of 2004 and 2005.

On July 13, 2005, the Company commenced the solicitation of consents to extend the original waivers of defaults obtained on December 7, 2004 from holders of its Senior Notes and Senior Subordinated Notes (“Noteholders”) under the indentures governing the notes. On August 4 and 5, 2005, the Company received notices of default under the indentures following the expiration of the waiver of the financial reporting covenant default on July 31, 2005. The notices commenced a 30-day cure period and a 10-day period after which a cross-default would have occurred under the Company’s Credit Agreement. Effective August 9, 2005, the Company entered into a consent with its lenders under the Credit Agreement to extend the 10-day period until August 31, 2005. On August 24 and August 30, the Company received consents from holders of a majority of its Senior Subordinated Notes and its Senior Notes, respectively, to extend the waivers until November 30, 2005. Effective

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

August 24, 2005, the Company further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and Senior Notes, to exclude certain additional expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending March 31, 2006 and to limit revolver borrowings under the Credit Agreement if the Company’s unrestricted cash exceeds certain levels. On November 1, 2005, the Company completed a consent solicitation of those holders of Senior Subordinated Notes who were not party to the August 24, 2005 consent agreement. Fees paid for these consents to the Noteholders consisted of cash payments of $4,866 and issuance of 1,903,200 shares of unregistered Common Stock (for which we recorded $7,394 in deferred finance charges). The solicitation agent was issued 232,000 shares of unregistered Common Stock as compensation for services rendered, while the lenders under the Credit Agreement were paid $2,926 in cash for their consents and amendment. In addition, on November 28, 2005, the Company entered into a Stock Purchase Agreement with the solicitation agent pursuant to which 409,314 shares of unregistered Common Stock were issued to the solicitation agent in exchange for $1,433, which equaled the consent fee the Company paid in cash to holders of the Senior Subordinated Notes in connection with the consent solicitation.

See Note 19 for a description of the March 2006 consent solicitation.

Other Secured Debt

As of December 31, 2005, the Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement. As a result, the outstanding amounts of $2,428 and $4,604 as of December 31, 2005 and 2004, respectively, has been classified as current as of such date. As of May 31, 2006, there was $787 outstanding under this agreement.

Capital Leases

The Company leases certain equipment under capital leases expiring in periods ranging from one to five years. Included in “Property and Equipment” at December 31, 2005 and 2004 were assets under capital leases of $9,860 and $24,180, respectively, net of accumulated amortization of $29,556 and $37,058, respectively.

Liquidity

The Company requires operating cash flow to fund its capital spending and working capital requirements. The Company maintains a substantial amount of debt, the terms of which require significant interest payments each year. The Company currently anticipates that cash flow and availability under the $100,000 revolving credit facility pursuant to the Credit Agreement will be sufficient to meet its expected needs for working capital and other cash requirements through the first quarter of 2007. However, the Company’s cash flows and liquidity may be negatively impacted by various items, including changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in securities or other litigations, future consent payments to lenders or bondholders if required and unexpected capital requirements.

The Credit Agreement will terminate if the Senior Subordinated Notes are not repaid or refinanced on or before April 15, 2007. The Company does not believe that its cash flow and availability under the $100,000 revolving credit facility will be sufficient to meet its needs in 2007 when the Senior Subordinated Notes come due. Therefore, the Company may need to raise additional funds through private or public debt or equity financings. There is no assurance that funds will be available to the Company on favorable terms or at all. If such funds are unavailable to the Company, the Company may default on its Senior Notes, its Senior Subordinated Notes and its Credit Agreement. In addition, upon a default under the Credit Agreement, whether directly or as a result of a cross-default to other indebtedness, the Company will not be able to draw on the revolving credit facility and may not be able to continue to operate its business.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Maturities of long-term debt and future minimum payments under capital leases, together with the present value of future minimum rentals as of December 31, 2005, are as follows:

	Long-
	Term	Capital
	Debt	Leases	Total

2006	$10,001	$5,479	$15,480
2007	509,735	1,991	511,726
2008	2,502	1,381	3,883
2009	2,762	909	3,671
2010	—	187	187
Thereafter	235,242	—	235,242

	$760,242	$9,947	$770,189
Less amount representing interest		(867)	(867)

	$760,242	$9,080	$769,322

The above maturities present amounts under the Credit Agreement as due in 2007, pursuant to the early termination provisions related to the refinancing of the Senior Subordinated Notes.

The Company has failed to comply with certain financial reporting covenants in 2004, 2005 and 2006 and has obtained waivers with respect to its non-compliance. Any breach of any covenants will result in a default and/or cross-default under the Credit Agreement or the indentures governing the Senior Notes and the Senior Subordinated Notes.

Note 11	Deferred Revenue

Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at December 31, 2004 and 2005 and for the years then ended includes as cash additions all cash received for membership services. Revenue recognized includes all revenue earned during the periods from membership services. Financed members are those members who have financed their initial membership fee to be paid monthly. Advanced payments from financed members are included within this table as advanced payments of periodic dues and membership fees.

	Balance at			Balance at
	December 31,	Cash	Revenue	December 31,
	2004	Additions	Recognized	2005

Deferral of receipts from financed members:
Initial contract term payments	$535,680	$272,855	$(289,484)	$519,051
Down payments	105,614	49,316	(54,921)	100,009
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	124,884	43,915	(45,160)	123,639
Advance payments of periodic dues and membership fees	133,612	129,541	(141,413)	121,740
Receipts collected and earned without deferral during period		338,324	(338,324)
Deferral of receipts for personal training services	21,509	135,109	(134,595)	22,023

	$921,299	$969,060	$(1,003,897)	$886,462

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

	Balance at			Balance at
	December 31,	Cash	Revenue	December 31,
	2003	Additions	Recognized	2004

Deferral of receipts from financed members:
Initial contract term payments	$528,186	$294,756	$(287,262)	$535,680
Down payments	111,788	52,213	(58,387)	105,614
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	135,082	40,399	(50,597)	124,884
Advance payments of periodic dues and membership fees	149,151	120,012	(135,551)	133,612
Receipts collected and earned without deferral during period		318,744	(318,744)
Deferral of receipts for personal training services	19,818	127,132	(125,441)	21,509

	$944,025	$953,256	$(975,982)	$921,299

Note 12	Stockholders’ Deficit

Preferred Stock:  The Company is authorized to issue 10,000,000 shares, $.10 par value, of preferred stock in one or more series and to designate the rights, preferences, limitations, and restrictions of and upon shares of each series, including voting, redemption, and conversion rights. 100,000 shares of Series B Junior Participating Preferred Stock have been authorized; no shares are issued or outstanding.

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

Should a person or group acquire more than 15% of the Company’s Common Stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price and in lieu of receiving shares of preferred stock, a number of shares of Common Stock of the Company having a market value at that time of twice the Right’s exercise price. In the same regard, the Rights of the acquiring person or group will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction not approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right’s then-current exercise price and in lieu of receiving shares of preferred stock, a number of the acquiring company’s common shares having a market value at that time of twice the Right’s exercise price.

The Rights Plan will terminate on July 15, 2006 unless the issuance of the Rights is ratified by Company stockholders prior to that time. The Company will not seek ratification of the Rights Plan by stockholders.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Common Stock:  The Company is authorized to issue 60,200,000 shares of Common Stock, $.01 par value. Each share of Common Stock is entitled to one vote per share. At December 31, 2005, 5,310,945 shares of Common Stock were reserved for future issuance; 735,701 shares in connection with outstanding warrants and 4,575,244 shares in connection with certain stock plans.

Restrictions on Net Assets:  The Company’s ability to meet its future financial obligations is dependent on the availability of cash flows from its subsidiaries. As further described in Note 10, the Company’s subsidiaries are subject to contractual restrictions that limit their ability to, among other things, incur additional indebtedness, pay dividends or other distributions on or redeem or repurchase their capital stock, make investments, enter into transactions with affiliates, issue stock, engage in unrelated lines of business, create liens to secure debt, and transfer or sell assets or merge with other companies. As a result, substantially all of the net assets of the Company’s subsidiaries were restricted at December 31, 2005.

Accumulated Deficit:  As discussed in Note 2, the accumulated deficit as of December 31, 2002 was adjusted in order to correct certain errors in the application of GAAP identified that affected the Company’s accumulated deficit balance.

Note 13	Income Taxes

The income tax provision (benefit) applicable to income (loss) from continuing operations before income taxes consists of the following:

	2005	2004	2003

Deferred taxes	$347	$(15,422)	$(40,079)
Change in valuation allowance	73	15,842	40,499
Foreign (all current)	35	75	72
State (all current)	447	356	610

	$902	$851	$1,102

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004, along with their classification, are as follows:

	2005		2004
	Assets	Liabilities	Assets	Liabilities

Installment contract revenues	$358,069	$—	$394,742	$—
Amounts not yet deducted for tax purposes	37,989	—	18,246	—
Depreciation and capitalized costs	122,267	—	141,154	—
Tax loss carryforwards	340,339	—	304,259	—
Acquired intangibles		2,722	—	3,284
Other, net		3,474	—	2,302

	$858,664	$6,196	$858,401	$5,586

Valuation allowance	(854,054)	—	(853,981)	—

	$4,610	$6,196	$4,420	$5,586

Current	$913	$762	$936	$465
Long-term	3,697	5,434	3,484	5,121

	$4,610	$6,196	$4,420	$5,586

At December 31, 2005, the Company has estimated federal Alternative Minimum Tax (“AMT”) credits and tax loss carryforwards of $5,896 and $708,303, respectively. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire beginning in 2011 through 2025. In addition, the Company has substantial state tax loss carryforwards that began to expire in 2005 and fully expire through 2025. On September 28, 2005, the Company underwent an ownership change for purposes of IRC Section 382. Due to the ownership change that occurred, the utilization of the Company’s federal tax loss carryforwards is subject to an annual limitation under Section 382, which will significantly limit their use. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the change that are recognized in the five-year period after the ownership change.

Based upon the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. Included in the deferred tax asset and valuation allowance is $7,037 resulting from the exercise of stock options and the Company-sponsored stock purchase plan. The related benefit will be included as additional paid-in capital when realized. Also included in the deferred tax asset and valuation allowance is $795 resulting from loss carryovers acquired. The related benefit will be credited to goodwill when realized.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

A reconciliation of the income tax provision with amounts determined by applying the U.S. statutory tax rate to income (loss) from continuing operations before income taxes is as follows:

	2005	2004	2003

Provision (benefit) at U.S. statutory tax rate (35%)	$(3,049)	$(10,292)	$(35,550)
Add (deduct):
Provision for change in valuation allowance	73	15,842	40,498
Deferred state income taxes, net of related federal income tax effect	2,020	(4,647)	(19,331)
Current state income taxes, net of related federal income tax effect	291	231	397
Foreign withholding taxes	35	75	72
Amortization and impairment of cost in excess of acquired assets	0	—	14,339
Non-deductible executive compensation	1,045	208
Other, net	487	(566)	677

Income tax provision from continuing operations	$902	$851	$1,102

Note 14	Warrants and Stock Transactions

The Company issued warrants in 1996, which as of December 31, 2005, were held by the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company, Lee Hillman, entitling him to acquire 735,701 shares of Common Stock at an exercise price of $5.26 per share, subject to possible reduction of the exercise price by a maximum of $1.00 per share based on the closing price of Common Stock on the day immediately prior to exercise of the warrant. The warrants expire December 31, 2007.

Note 15	Stock Plans

In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant of non-qualified stock options to non-employee directors of the Company.

Initially, 100,000 shares of Common Stock were reserved for issuance under the Directors’ Plan and, at December 31, 2005, 75,000 shares of Common Stock were available for future grant under the Directors’ Plan. The Directors’ Plan expired as of January 3, 2006. As such, stock options may no longer be granted under the Directors’ Plan.

Pursuant to the Directors’ Plan, non-employee directors of the Company are granted an option to purchase 5,000 shares of Common Stock upon the commencement of service on the Board of Directors, with another option to purchase 5,000 shares of Common Stock granted on the second anniversary thereof. Additional grants of options may be made from time to time pursuant to the Directors’ Plan. Options under the Directors’ Plan are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term. All of the options granted under the Directors’ Plan prior to May 4, 2005 became exercisable for a period of 90 days on May 4, 2005 as a result of a change in control event; at the end of the 90-day period the options terminated according to the terms of the Directors’ Plan. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman constituted such a change in control.

Due to an administrative error, directors were not apprised of the vesting and subsequent expiration of their options during 2005, and thus did not have an opportunity to exercise their options. Accordingly, on March 3, 2006, the Nominating and Corporate Governance Committee, with affected directors abstaining, awarded a cash payment for each expired option to each director equal to the difference between (i) the average of the high and low prices of Bally common stock on the NYSE on December 2, 2005 (the first available trading date under the Company’s insider trading policy following expiration of the options) and (ii) the exercise price of such option. The amounts awarded to the directors were as follows: Mr. Deutsch — $14; Mr. Langshur — $17; Mr. Looloian — $11; Dr. McAnally — $11; Mr. John Rogers — $26. In the case of Messrs. Looloian and McAnally, the actual amount paid, $3 and $3, respectively, was net of proceeds received upon a cashless exercise of certain options that the Company erroneously permitted to be exercised in December 2005 (Messrs. Looloian and McAnally paid the Company the par value with respect to the shares received on exercise of the options).

Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. In addition, the restricted stock awards to Paul A. Toback and Harold Morgan were modified as of August 24, 2004 and January 1, 2005, respectively, by the employment agreements entered into with such individuals, granting a gross-up payment for taxes in connection with any income tax imposed on such person as a result of any stock award. Initially, 2,100,000 shares of Common Stock were reserved for issuance under the Incentive Plan. In November 1997, June 1999, December 2000 and June 2002 the Incentive Plan was amended to increase the aggregate number of shares of Common Stock that may be granted under the Incentive Plan to an aggregate of 8,600,000 shares. At December 31, 2005, 283,965 shares of Common Stock were available for future grant under the Incentive Plan. The Incentive Plan expired as of January 3, 2006. As such, awards may no longer be granted under the Incentive Plan.

Pursuant to the Incentive Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Options are granted at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant. Option grants in 2005, 2004 and 2003 have 10-year terms.

On March 8, 2005, the Company adopted the Inducement Award Equity Incentive Plan (the “Inducement Plan”) as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. At December 31, 2005, 62,000 shares of common stock were available for future grant under the Inducement Plan.

Pursuant to the Inducement Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Inducement stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Options are granted at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant. Option grants in 2005, 2004 and 2003 have 10-year terms.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

A summary of 2005, 2004 and 2003 stock option activity under the Directors’ Plan, Incentive Plan and Inducement Plan is as follows:

	Number of	Weighted
	shares	-average
	represented	exercise	Range of Exercise
	by options (#)	price ($)	Prices ($)

Outstanding at December 31, 2002 — 2,788,843 of which were exercisable	3,631,513	20.48	4.13 — 36.00
Granted	1,715,000	6.41	4.97 — 7.62
Exercised	(3,919)	4.13	4.13 — 4.13
Forfeited	(144,529)	21.07	4.13 — 32.94

Outstanding at December 31, 2003 — 3,162,983 of which were exercisable	5,198,065	15.83	4.13 — 36.00
Granted	85,000	5.41	3.67 — 7.80
Exercised	(12,190)	4.13	4.13 — 4.13
Forfeited	(818,534)	16.93	4.13 — 36.00

Outstanding at December 31, 2004 — 3,349,738 of which were exercisable	4,452,341	15.47	3.67 — 36.00
Granted:
At market	495,500	5.86	2.91 — 7.72
Above market	673,000	4.21	4.21 — 4.21
Exercised	(496,904)	4.58	4.12 — 6.04
Forfeited	(985,423)	17.69	3.04 — 36.00

Outstanding at December 31, 2005 — 2,587,736 of which are exercisable	4,138,514	13.26	2.91 — 36.00

A summary of options outstanding and options exercisable as of December 31, 2005 is as follows:

Options Outstanding
		Weighted-Average	Options Exercisable
		Remaining	Weighted-		Weighted-
Range of	Shares	Contractual Life	Average	Shares	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$2.91 - 7.80	2,386,907	8.4	$5.71	836,129	$6.38
12.00 - 18.50	605,732	2.9	17.47	605,732	17.47
20.20 - 29.00	785,575	5.3	23.86	785,575	23.86
32.94 - 36.00	360,300	3.7	33.09	360,300	33.09

$2.91 - 36.00	4,138,514	6.6	13.26	2,587,736	18.00

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the Common Stock on the date of grant, no compensation expense is recognized.

The weighted-average fair value of options granted was $2.34, $2.87 and $3.40 for 2005, 2004 and 2003, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rate of 4.21%, 3.88% and 3.11%, respectively; no dividend yield; volatility factor of the expected market price of the

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Common Stock of 51.9%, 51.2% and 52.8%, respectively; and a weighted-average expected life of the options of six years for each period.

Restricted Stock

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.

A summary of restricted stock activity is as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Outstanding at December 31, 2002	607,500	$20.75
Granted	720,000	6.08
Forfeited	(12,500)	14.11

Outstanding at December 31, 2003	1,315,000	12.78
Vested	(100,000)	6.04
Forfeited	(137,500)	16.23

Outstanding at December 31, 2004	1,077,500	12.96
Granted	1,573,000	5.24
Vested	(1,660,500)	8.57
Forfeited	(153,000)	14.28

Outstanding at December 31, 2005	837,000	$6.92

Pursuant to the Incentive Plan and the Inducement Plan, restricted stock awards are rights granted to an employee to receive shares of stock without payment but subject to forfeiture and other restrictions as set forth in the Incentive Plan or the Inducement Plan, as applicable. Generally, the restricted stock awarded, and the right to vote such stock or to receive dividends thereon, may not be sold, exchanged or otherwise disposed of during the restricted period. Except as otherwise determined by the Compensation Committee, the restrictions and risks of forfeiture generally lapse four years after the date of grant.

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

On May 4, 2005, 1,320,500 shares of restricted stock became vested under the terms of the 1996 Long-Term Incentive Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control is defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman constituted such a change in control. Accordingly, 808,000 shares of restricted stock subject to four-year cliff vesting conditions and 512,500 shares of restricted stock subject to certain performance-based conditions lapsed. In connection with this event, $2,201 of unearned compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the time-based restricted shares, and $1,609 in compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the performance-based restricted shares. Existing employment agreements with certain executives contain tax consequence gross-up provisions the effects of which resulted in $977 in compensation reported as general and administrative expense in the three-months ended June 30, 2005.

As of December 31, 2005, 385,000 restricted shares and stock options covering an additional 153,000 shares have been granted under the Inducement Plan. 330,000 shares of restricted stock became vested in May and September 2005 under the terms of the Inducement Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman and on September 6, 2005 by Pardus Capital Management L.P. constituted such a change in control. In the three-month periods ended June 30, 2005 and September 30, 2005, $397 and $618 respectively, in compensation was reported as general and administrative expense, related to these time-based awards.

In November 1997, the Board of Directors of the Company adopted the Bally Total Fitness Holding Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased semi- annually at a price equal to the lesser of: (i) 95% of the fair market value of the Common Stock on the date when a particular offering commences or (ii) 95% of the fair market value of the Common Stock on the date when a particular offering expires. For each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee’s elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under the Stock Purchase Plan commenced on January 1, 1998 and expired on March 31, 1998. Thereafter, offerings commence on each April 1 and October 1 and expire on the following September 30 and March 31, respectively, until the Stock Purchase Plan is terminated or no additional shares are available for purchase. In December 2002, an additional 250,000 shares were reserved for future issuance. At December 31, 2004, 28,778 shares of Common Stock were available for future purchases under the Stock Purchase Plan. Pursuant to APB No. 25, no expense was

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

recorded by the Company in connection with this plan. In April 2005, the Company terminated the Stock Purchase Plan.

Note 16	Defined Contribution Plan

The Company sponsored several defined contribution plans, including a 401(k), that provided retirement benefits for certain full-time employees. Eligible employees elected to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, were matched in various percentages by the Company. The Company’s matching contributions related to the plans totaled $827, $862 and $1,300 for 2005, 2004 and 2003, respectively. In the third quarter of 2004, the Company terminated the Management Retirement Savings Plan (“MRSP”), a non-qualified deferred compensation plan (“rabbi trust”) and paid out the entire amount to the key employees who participated in the plan.

In accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer. In addition, the changes in fair value of the investments held in the rabbi trust are charged to expense in a matter similar to the treatment of trading securities. The investments are included in other current assets and a deferred compensation liability is recorded in other current liabilities. The investment balance included in other current assets was $0 and $216 as of December 31, 2005 and 2004, respectively. The deferred compensation liability was $0 and $120 as of December 31, 2005 and 2004, respectively.

Note 17	Related Party Transactions

The Company has regular transactions in the normal course of business for fitness equipment and services with a company that employs a relative of John Wildman, Senior Vice President and Chief Operating Officer. During 2005 and 2004, the Company paid $6,167 and $3,279 to that company, respectively, for providing such goods and services.

Note 18	Commitments and Contingencies

Operating leases:  The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $139,237, $136,719 and $134,362 for 2005, 2004 and 2003, respectively.

Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 2005, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $152,581, $142,954, $130,893, $113,775 and $99,635 for 2006 through 2010, respectively, and $472,777 thereafter.

In connection with the Company’s January 2006 sale of its “Crunch Fitness” brand along with certain additional health clubs located in San Francisco, California the Company and/or certain of its subsidiaries remain liable for the obligations (including rent) on certain leases transferred to the purchaser in the amount of $90,228 and may remain liable for the obligations on three additional leases that have not yet transferred to purchaser in an additional amount of $8,487. The amount of foregoing liabilities will reduce over time as obligations are paid by the purchaser under these leases. However, certain of the leases possess renewal options which, if exercised by purchaser, will again increase the amount of liability of the Company and/or certain of its subsidiaries under such

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

lease existing as of the date of such exercise by purchaser but for no more than the obligations for a 5 year period under any such lease.

The Company’s exposure for these retained liabilities is mitigated by two letters of credit naming the Company as beneficiary, aggregating $3,228 and having a term equal to the longer of three years or the time the purchaser has a Debt to EBITDA Ratio of less than 3 to 1.

The Company will record a liability on its balance sheet for the estimated fair value of these retained liabilities equal to $600 based upon an analysis prepared by an independent third party valuation company.

Litigation:

Putative Securities Class Actions

Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004. The various defendants filed motions to dismiss the amended consolidated complaint on February 24, 2006, which motions are currently pending. It is not yet possible to determine the ultimate outcome of these actions.

Stockholder Derivative Lawsuits in Illinois State Court

On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, James McAnally and John Rogers, Jr., who are current directors and/or officers, and Lee Hillman, John Dwyer, J. Kenneth Looloian, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are now former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 20, 2006, directed solely to the issue of whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of these actions.

Stockholder Derivative Lawsuits in Illinois Federal Court

On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain current and former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. Bally

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of this action.

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

On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment were filed on April 21, 2006 and are currently pending. It is not yet possible to determine the ultimate outcome of this action.

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

Plaintiffs’ claims are brought against the Company and its current Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. On April 4, 2006, the Court granted motions to dismiss all claims against defendants Hillman and Dwyer for lack of jurisdiction. Under the current schedule, motions to dismiss on other grounds are to be filed on July 19, 2006. It is not yet possible to determine the ultimate outcome of this action.

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

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Demand Letters

On December 27, 2004, the Company received a stockholder demand that it bring actions or seek other remedies against parties potentially responsible for the Company’s accounting errors. The Board appointed a Special Demand Evaluation Committee consisting of three independent directors to evaluate that request. On June 21, 2005, the Company received a second, substantially similar, stockholder demand, which the Special Demand Evaluation Committee also evaluated along with the other stockholder demand. The Special Demand Evaluation Committee retained independent counsel, Sidley & Austin LLP, to assist it in evaluating the demands.

On March 10, 2006, the Company’s Board of Directors accepted the recommendation of its Special Demand Evaluation Committee that no further action be taken at this time against any current or former officers or directors of the Company regarding the matters raised in the two shareholder demand letters. The Committee’s recommendation, based on the report of its independent counsel and adopted by the Board of Directors, was based on consideration of a variety of factors, including (i) the nature and strength of the Company’s potential claims; (ii) defenses available to the officers and directors; (iii) potential damages and resources available to satisfy any damages award; (iv) the Company’s indemnification and advancement obligations under its charter, bylaws, and individual agreements; (v) potential expenses to the Company and potential counterclaims arising from the pursuit of potential civil claims; and (vi) business disruption and employee morale issues.

Insurance Lawsuits

On November 10, 2005, two of the Company’s excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc, n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2004 policy years was materially false and misleading. Plaintiff requests the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. Firemans Fund, another excess carrier, was allowed to join in the case on January 4, 2006. Defendants filed motions to dismiss or stay the proceedings on February 10, 2006, which motions are currently pending. On April 6, 2006, an additional excess directors and officers liability insurance provider filed a complaint captioned RLI Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; George N. Aronoff; Paul Toback; John H. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 06CH06892 in the circuit court of Cook County, Illinois, County Department Chancery Division. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2003 policy year was materially false and misleading. Plaintiff requests the Court to declare the Company’s excess policy for the year 2002-2003 void, voidable and/or subject to rescission. The Company and the individual defendants have not yet responded to the complaint.

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

In addition, the Company is, and has been in the past, named as defendant in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on its financial condition or results of operation. However, the Company cannot assure you that it will be able to successfully defend or settle all pending or future purported class action claims, and its failure to do so may have a material adverse effect on the Company’s financial condition or results of operations. See Item 1 — Business — Government Regulation and Item 1A — Risk Factors.

Note 19	Subsequent Events

Sale of Crunch Fitness

On September 16, 2005, the Company entered into a Purchase Agreement to sell all of its health clubs operating under the “Crunch Fitness” brand along with certain additional health clubs operating under the “Gorilla Sports” and “Pinnacle Fitness” brands located in San Francisco, California as well as the Gorilla Sports brand, for a total purchase price of $45,000, subject to certain purchase price adjustments including, but not limited to, adjustments for taxes, insurance and rent. Closing of the transaction was subject to a number of significant closing conditions set forth in the Purchase Agreement, including consent to the transfer and release of the Company’s guarantee obligations by the lessors under the various leases for the facilities to be sold. While negotiations with all landlords were ongoing and the Company continued to diligently pursue obtaining consents, the limited progress made to and through December 31, 2005 in securing consents raised substantial doubt about the ability of both parties to successfully close the transaction. Furthermore, under the Purchase Agreement, either the Company or the purchaser could have terminated the transaction if the closing had not occurred by December 31, 2005. On December 13, 2005, both parties to the potential transaction agreed to extend the deadline for closing the sale to January 17, 2006. As of December 31, 2005, management’s opinion was that the sale was reasonably possible but not probable as defined by Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies.” Accordingly, the Company determined that classifying the health clubs in the Purchase Agreement as discontinued operations as of December 31, 2005 was not appropriate.

On January 20, 2006, the Company completed the transaction. Currently, two health clubs constituting part of the Crunch Fitness chain that could not be transferred to the purchaser at closing are being managed by the purchaser as part of the acquired business until the parties secure consents necessary to complete the transfers. The Company received the $45,000 purchase price at closing (less $2,250 deposited in an escrow account to cover any required purchase price adjustments), plus $455 in purchase price adjustments, as consideration for the transaction. In connection with the transaction, the Company sold property and equipment with a net book value of approximately $12,700 and goodwill and intangibles with a net book value of approximately $26,600 as of December 31, 2005. Deferred revenue and deferred rent associated with the sold health clubs was approximately $20,550 and $14,900, respectively, at December 31, 2005. The Company expects to record a gain of approximately $38,375 in the first quarter of 2006 as a result of the sale. After escrow, transaction costs and expenses, in accordance with the Credit Agreement, the Company retained $10,000 of the sale proceeds and paid $30,000 to reduce outstanding indebtedness under the term loan. On June 6, 2006, $1,812 was released from the escrow account, all of which was used to reduce outstanding indebtedness under the term loan. The remaining funds held in the escrow account will be released upon satisfaction of the terms and conditions of the escrow agreement.

The Company and/or certain of its subsidiaries remain liable for the obligations (including rent) on certain leases transferred to the purchaser in the amount of $90,228 and may remain liable for the obligations on three additional leases that have not yet transferred to purchaser in an additional amount of $8,487.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The amount of foregoing liabilities will reduce over time as obligations are paid by the purchaser under these leases. However, certain of the leases possess renewal options which, if exercised by purchaser, will again increase the amount of liability of the Company and/or certain of its subsidiaries under such lease existing as of the date of such exercise by purchaser but for no more than the obligations for a 5 year period under any such lease.

The Company’s exposure for these retained liabilities is mitigated by two letters of credit naming the Company as beneficiary, aggregating $3,228 and having a term equal to the longer of three years or the time the purchaser has a Debt to EBITDA Ratio of less than 3 to 1.

The Company will record a liability on its balance sheet for the estimated fair value of these retained liabilities equal to $600 based upon an analysis prepared by an independent third party valuation company.

Credit Agreement Waiver and Consent Solicitation

On March 14, 2006, the Company announced that it would not meet the March 16, 2006 deadline for filing its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC. Although the delay in filing resulted in defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and Senior Notes, it did not constitute an event of default without delivery of a notice of default and expiration of a 30-day cure period. A cross-default under the Credit Agreement occurs 10 days after receipt of such notice. Additionally, a default would also occur under the Credit Agreement if the Company did not deliver audited financial statements for the year ended December 31, 2005 to the lenders by March 31, 2006.

On March 24, 2006, the Company announced that it would seek waivers of the defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and the Senior Notes through a consent solicitation, which was commenced on March 27, 2006. In connection with the consent solicitation, the Company entered into agreements with approximately 53% of the holders of the Senior Subordinated Notes to consent to the requested waivers.

On March 30, 2006, the Company entered into the Third Amendment and Waiver with the lenders under the Credit Agreement that modified the definition of “Consolidated Interest Expense,” modified permitted dispositions, clarified the definition of “Banking Day,” extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, with an option to elect to extend until October 11, 2006, permitted payment of the consent fees to the holders of the Senior Subordinated Notes and the Senior Notes and excludes fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.

On April 10, 2006, the Company completed the consent solicitations to amend the indentures governing the Senior Subordinated Notes and the Senior Notes to waive any default arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarter ended March 31, 2006 through July 10, 2006, and for the quarter ended June 30, 2006 through September 11, 2006, with an option to elect to extend through October 11, 2006.

In connection with these consents, the Company issued 1,956,195 shares of unregistered common stock and paid $769 in fees to the holders of the Senior Subordinated Notes and the Senior Notes, paid the lenders under the Credit Agreement $2,474 in fees and recorded $22,016 in deferred finance charges as of March 31, 2006. Additionally, on April 11, 2006, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5,600 from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

On June 23, 2006, the Company entered into the Fourth Amendment to the Credit Agreement, which extends the 10 day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice under the indentures governing the Senior Subordinated Notes or Senior Notes for the third quarter of 2006. The Company paid the lenders under the Credit Agreement fees of $493 in connection with the Fourth Amendment.

The Company is in the process of implementing new accounting processes and technologies designed to shorten the time required to prepare and file its financial statements. In addition, as described above, while the Company has secured additional time to file its second quarter financial statements with the SEC without causing a default under the indentures governing the Senior Notes and the Senior Subordinated Notes, and to file its third quarter financial statements with the SEC without causing a cross-default under the Credit Agreement, there can be no assurance that the Company will be able to make such filings within the extended time periods. Failure to do so will lead to further defaults under the indentures and the Credit Agreement and could require the Company to seek additional consents from its bondholders and lenders.

On March 31, 2006, the Company was not in compliance with two credit agreements with the same lender. These agreements represented debt of restricted subsidiaries in the amount of $3,147 and debt of an unrestricted subsidiary in the amount of $1,703. On April 13, 2006, these agreements were amended and the Company was in compliance with the amended agreements.

Management Changes

On April 17, 2006, the Company announced that Carl J. Landeck, Senior Vice President and Chief Financial Officer, was no longer an employee of the Company and that Ronald G. Eidell of Tatum, LLC had joined the Company as Senior Vice President, Finance, with responsibility for all accounting and finance functions.

Note 20	Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2005 and 2004 is as follows (in millions, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,
	2005	2005	2005
	(As originally reported)

Net revenues	$269.0	$276.7	$261.8
Operating expenses	249.3	253.5	243.0

Operating income	19.7	23.2	18.8
Net income (loss)	1.4	2.0	(1.6)
Income (loss) per share:
Basic per common share	0.04	0.06	(0.05)
Diluted per common share	0.04	0.06	(0.05)

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

	Quarter Ended
	March 31		June 30
	2005	2004	2005	2004
	(As Restated)		(As Restated)

Net revenues	$271.6	$259.0	$276.4	$265.5
Operating expenses	248.9	258.6	253.3	252.4

Operating income	22.7	.4	23.1	13.1
Net income (loss)	4.6	(15.8)	1.6	(4.3)
Income (loss) per share:
Basic per common share	0.14	(0.48)	0.05	(0.13)
Diluted per common share	0.14	(0.48)	0.05	(0.13)

	Quarter Ended
	September 30		December 31
	2005	2004	2005	2004
	(As Restated)

Net revenues	$264.7	$264.8	$258.3	$258.7
Operating expenses	244.1	241.8	249.1	256.9

Operating income	20.6	23.0	9.2	1.8
Net income (loss)	(.2)	6.8	(15.6)	(17.0)
Income (loss) per share:
Basic per common share	(0.01)	0.21	(0.45)	(0.52)
Diluted per common share	(0.01)	0.21	(0.45)	(0.52)

2005 quarterly results have been restated to reflect each of the following items:

1. In the fourth quarter of 2005, as a result of evaluating the Company’s revenue recognition for various membership plans, including certain corporate membership offers, offers that include zero dues for life, irregular payments, month-to-month, BYOM paid-in-full and others, the Company determined an additional $5.3 million in revenue should have been recognized in the first nine months of 2005.

2. In the fourth quarter of 2005, the Company determined that the amortization period for deferred finance costs associated with the Company’s revolving credit agreement and term loan should be consistent with the early termination date of April 15, 2007 pursuant to the Credit Agreement. The Company recognized $1.0 million in additional expense in the first nine months of 2005 not previously included in those quarters.

3. In the fourth quarter of 2005, the Company determined that as a result of impairment and other factors, depreciation expense of approximately $1.4 million in the first nine months of 2005 should not have been recorded.

4. In the fourth quarter of 2005, the Company determined, as a result of an actuarial study, that expenses for insured liabilities for retained risks in the first nine months of 2005 should be approximately $2.8 million greater than the amount previously recorded by the Company.

In addition, in the fourth quarter of 2005, the Company recorded $4.6 million for the write-off of equipment at various clubs. Also, in the fourth quarter of 2005, the Company determined that payment of a $4.0 million bonus related to service performed by employees during 2005 was probable. Prior to the fourth quarter, payment of this bonus was not considered probable.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Note 21	Supplemental Condensed Consolidating Financial Information

Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture governing the Senior Notes issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries, including substantially all domestic subsidiaries of Parent. Non-Guarantor subsidiaries include Canadian operations and certain entities for real estate finance programs.

As defined in the indenture governing the Senior Notes, guarantor subsidiaries include:

59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehab of West Palm Beach, Inc.; Bally Total Fitness of Connecticut Coast, Inc.; Bally Total Fitness of Connecticut Valley, Inc.; Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Bally Total Fitness of Upstate New York, Inc.; Bally Total Fitness of Colorado, Inc.; Bally Total Fitness of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Bally Total Fitness of California, Inc.; Bally Total Fitness of the Mid-Atlantic, Inc.; Bally Total Fitness of Greater New York, Inc.; Jack La Lanne Holding Corp.; Bally Sports Clubs, Inc.; Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Bally Total Fitness of Philadelphia, Inc.; Bally Total Fitness of Rhode Island, Inc.; Bally Total Fitness of the Midwest, Inc.; Bally Total Fitness of Minnesota, Inc.; Soho Ho LLC; BTF/CFI, Inc. (f/k/a Crunch Fitness International, Inc.); Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The following tables present the condensed consolidating balance sheets at December 31, 2005 and December 31, 2004, and the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the years ended December 31, 2005, 2004, and 2003. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash	$—	$16,238	$1,216	$—	$17,454
Other current assets	—	37,318	1,415	—	38,733

Total current assets	—	53,556	2,631	—	56,187
Property and equipment, net	—	306,942	19,782	—	326,724
Goodwill, net	—	41,731	—	—	41,731
Trademarks, net	6,507	2,466	403	—	9,376
Intangible assets, net	—	4,472	546	—	5,018
Investment in and advances to subsidiaries	(724,893)	221,315	—	503,578	—
Other assets	29,265	7,818	3,975	—	41,058

	$(689,121)	$638,300	$27,337	$503,578	$480,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$57,724	$108	$—	$57,832
Income taxes payable	—	1,641	56	—	1,697
Accrued liabilities	22,407	68,339	6,267	—	97,013
Current maturities of long-term debt	6,594	485	5,939	—	13,018
Deferred revenues	—	300,309	6,325	—	306,634

Total current liabilities	29,001	428,498	18,695	—	476,194
Long-term debt, less current maturities	745,564	5,182	5,558	—	756,304
Net affiliate payable	—	519,997	56,460	(576,457)	—
Other liabilities	—	122,876	8,578	—	131,454
Deferred revenues	—	568,081	11,747	—	579,828
Stockholders’ deficit	(1,463,686)	(1,006,334)	(73,701)	1,080,035	(1,463,686)

	$(689,121)	$638,300	$27,337	$503,578	$480,094

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated Total

ASSETS
Current assets:
Cash	$—	$18,726	$451	$		$19,177
Other current assets	—	29,365	1,345		—	30,710

Total current assets	—	48,091	1,796		—	49,887
Property and equipment, net	—	345,836	18,917		—	364,753
Goodwill, net	—	41,698	—		—	41,698
Trademarks, net	6,507	2,875	551		—	9,933
Intangible assets, net	—	6,953	956		—	7,909
Investment in and advances to subsidiaries	(744,360)	221,315	—		523,045	—
Other assets	17,408	7,699	3,172		—	28,279

	$(720,445)	$674,467	$25,392		$523,045	$502,459

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$49,965	$$1,408		$—	$51,373
Income taxes payable	—	1,399	—		—	1,399
Accrued liabilities	21,403	85,125	6,682		—	113,210
Current maturities of long-term debt	11,899	3,382	6,846		—	22,127
Deferred revenues	—	315,847	6,074		—	321,921

Total current liabilities	33,302	455,718	21,010		—	510,030
Long-term debt, less current maturities	718,378	10,097	8,957		—	737,432
Net affiliate payable	—	578,080	54,228		(632,308)	—
Other liabilities	—	123,248	4,496		—	127,744
Deferred revenues	—	588,099	11,279		—	599,378
Stockholders’ deficit	(1,472,125)	(1,080,775)	(74,578)		1,155,353	(1,472,125)

	$(720,445)	$674,467	$25,392		$523,045	$502,459

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated Total

Net revenues:
Membership services	$—	$965,601	$38,296	$—	$1,003,897
Retail products	—	49,311	1,374	—	50,685
Miscellaneous	—	14,647	1,804	—	16,451

	—	1,029,559	41,474	—	1,071,033
Operating costs and expenses:
Membership services	—	697,788	29,149	—	726,937
Retail products	—	50,622	1,382	—	52,004
Advertising	—	53,867	1,147	—	55,014
General and administrative	4,470	81,604	1,439	—	87,513
Impairment of goodwill and other intangibles	—	858	362	—	1,220
Asset impairment charges	—	7,657	2,458	—	10,115
Depreciation and amortization	—	60,567	2,004	—	62,571

	4,470	952,963	37,941	—	995,374

Operating income (loss)	(4,470)	76,596	3,533	—	75,659
Equity in net income of subsidiaries	75,065	—	—	(75,065)	—
Interest expense	(82,161)	(1,618)	(3,698)	2,148	(85,329)
Foreign exchange gain	—	—	869	—	869
Other, net	1,952	326	(41)	(2,148)	89

	(5,144)	(1,292)	(2,870)	(75,065)	(84,371)

Income (loss) before income taxes	(9,614)	75,304	663	(75,065)	(8,712)
Income tax provision	—	(863)	(39)	—	(902)

Net income (loss)	$(9,614)	$74,441	$624	$(75,065)	$(9,614)

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated Total

Net revenues:
Membership services	$—	$938,518	$37,464	$—	$975,982
Retail products	—	51,858	1,482	—	53,340
Miscellaneous	—	16,894	1,772	—	18,666

	—	1,007,270	40,718	—	1,047,988
Operating costs and expenses:
Membership services	—	703,135	29,606	—	732,741
Retail products	—	53,163	1,333	—	54,496
Advertising	—	60,347	1,255	—	61,602
General and administrative	3,828	69,829	2,320	—	75,977
Impairment of goodwill and other intangibles	—	293	112	—	405
Asset impairment charges	—	14,491	281	—	14,772
Depreciation and amortization	—	67,650	2,129	—	69,779

	3,828	968,908	37,036	—	1,009,772

Operating income (loss)	(3,828)	38,362	3,682	—	38,216
Equity in net income (loss) of subsidiaries	30,786	—	—	(30,786)	—
Interest expense	(59,582)	(5,545)	(8,728)	6,654	(67,201)
Foreign exchange gain	—	—	1,578	—	1,578
Other, net	2,368	80	2,208	(6,654)	(1,998)

	(26,428)	(5,465)	(4,942)	(30,786)	(67,621)

Income (loss) before income taxes	(30,256)	32,897	(1,260)	(30,786)	(29,405)
Income tax provision	—	(851)	—	—	(851)

Net income (loss)	$(30,256)	$32,046	$(1,260)	$(30,786)	$(30,256)

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
Discontinued operations:
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

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,614)	$74,441	$624	$(75,065)	$(9,614)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	3,250	66,004	2,004	—	71,258
Changes in operating assets and liabilities	6,894	(60,608)	1,620	—	(52,094)
Changes in net affiliate balances	—	(54,591)	(1,260)	55,851	—
Impairment of long-lived assets	—	8,515	2,820	—	11,335
Other, net	5,073	5,312	(569)	—	9,816

Cash provided by operating activities	5,603	39,073	5,239	(19,214)	30,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(37,385)	(469)	—	(37,854)
Other, net	—	2,043	(394)	—	1,649
Investment in and advances to subsidiaries	(19,214)	—	—	19,214	—

Cash provided by (used in) investing activities	(19,214)	(35,342)	(863)	19,214	(36,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	33,250	—	—	—	33,250
Net repayments of other long-term debt	(11,369)	(6,219)	(3,993)	—	(21,581)
Debt issuance and refinancing costs	(11,307)	—	—	—	(11,307)
Proceeds from sale of stock	1,433	—	—	—	1,433
Stock purchase and options plans	1,604	—	—	—	1,604

Cash provided by (used in) financing activities	13,611	(6,219)	(3,993)	—	3,399

Increase (decrease) in cash	—	(2,488)	383	—	(2,105)
Effect of exchange rate changes on cash balances	—	—	382	—	382
Cash, beginning of year	—	18,726	451	—	19,177

Cash, end of year	$—	$16,238	$1,216	$—	$17,454

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

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in accounting principle	$(105,354)	$(46,852)	$(4,417)	$51,269	$(105,354)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	2,088	74,998	3,284	—	80,370
Changes in operating assets and liabilities	7,128	19,508	9,551	—	36,187
Changes in net affiliate balances	—	(35,643)	48,513	(12,870)	—
Impairment of long-lived assets	—	73,809	301	—	74,110
Other, net	2,839	2,067	(342)	—	4,564

Cash provided by (used in) operating activities	(93,299)	87,887	56,890	38,399	89,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(47,495)	(447)	—	(47,942)
Acquisitions of businesses, net of cash acquired and other	—	—	(269)	—	(269)
Investment in and advances to subsidiaries	38,399	—	—	(38,399)	—

Cash provided by (used in) investing activities	38,399	(47,495)	(716)	(38,399)	(48,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	(28,500)	—	—	—	(28,500)
Net borrowings (repayments) of other long-term debt	91,139	(38,917)	(52,182)	—	40
Debt issuance and refinancing costs	(8,471)	—	(1,943)	—	(10,414)
Stock purchase and options plans	732	—	—	—	732

Cash provided by (used in) financing activities	54,900	(38,917)	(54,125)	—	(38,142)

Increase in cash	—	1,475	2,049	—	3,524
Effect of exchange rate changes on cash balances	—	—	(2,011)	—	(2,011)
Cash, beginning of year	—	11,919	208	—	12,127

Cash, end of year	$—	$13,394	$246	$—	$13,640

EXHIBIT INDEX

Bally Total Fitness Holding Corporation Form 10-K
For the Year Ended December 31, 2005

No.	Description

2.1	Purchase Agreement dated September 16, 2005, among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Crunch Fitness International, Inc., Health & Tennis Corporation of New York, Inc., Jack La Lanne Fitness Centers, Inc., Soho Ho, LLC, Crunch L.A. LLC, 708 Gym, LLC, West Village Gym at the Archives LLC, 59th Street Gym, LLC, Flambe LLC, Ace, LLC, Crunch World, LLC, Crunch CFI, LLC, and AGT Crunch Acquisition LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 19, 2005).
2.2	First Amendment to Purchase Agreement dated December 19, 2005, among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Crunch Fitness International, Inc., Health & Tennis Corporation of New York, Inc., Jack La Lanne Fitness Centers, Inc., Soho Ho, LLC, Crunch L.A. LLC, 708 Gym, LLC, West Village Gym at the Archives LLC, 59th Street Gym, LLC, Flambe LLC, Ace, LLC, Crunch World, LLC, Crunch CFI, LLC, and AGT Crunch Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 22, 2005).
2.3	Amendment No. 2 to the Purchase Agreement, dated January 20, 2006, among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Crunch Fitness International, Inc., Health & Tennis Corporation of New York, Bally Total Fitness of Greater New York, Inc. (f/k/a Jack La Lanne Fitness Centers, Inc.), Soho Ho LLC, Crunch L.A. LLC, 708 Gym LLC, West Village Gym at the Archives LLC, 59th Street Gym LLC, Flambe LLC, Ace LLC, Crunch World LLC, Crunch CFI Chicago, LLC, Crunch CFI, LLC, AGT Crunch Chicago LLC and AGT Crunch Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated January 20, 2006).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated May 27, 2005).
3.3	Certificate of Designations for Series B Junior Participating Preferred Stock of Bally Total Fitness Holding Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 18, 2005).
4.1	Indenture dated as of October 7, 1997, between the Company and First Trust National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007, including the form of Old Note and form of New Note (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).
4.2	Warrant Agreement dated as of December 29, 1995, between Bally Entertainment Corporation and the Company (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
4.3	First Amendment dated as of January 21, 2003, to Warrant Agreement dated as of December 29, 1995 between the Company and Bally Entertainment Corporation (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-3 filed April 30, 2003, registration no. 333-104877).
4.4	Registration Rights Agreement dated as of December 29, 1995, between Bally Entertainment Corporation and the Company (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
4.5	Registration Rights Agreement dated as of January 21, 2003, between the Company and Lee S. Hillman (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-3 filed April 30, 2003, registration no. 333-104877).
4.6	Indenture dated as of December 16, 1998, between the Company and U.S. Bank Trust National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007, including the form of Series C Notes and form of Series D Notes (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).

No.		Description

4.7		Supplemental Indenture dated as of December 7, 2004, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 7, 2004).
4.8		Supplemental Indenture dated as of September 2, 2005, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 7, 2005).
4.9		Supplemental Indenture dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
4.10		Indenture dated as of July 2, 2003, between the Company and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011, including the form of the Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).
4.11		First Supplemental Indenture dated as of July 22, 2003, between the Company and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).
4.12		Supplemental Indenture dated as of December 7, 2004, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 7, 2004).
4.13		Supplemental Indenture dated as of September 2, 2005, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 7, 2005).
4.14		Supplemental Indenture dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
4.15		Rights Agreement dated as of October 18, 2005, between Bally Total Fitness Holding Corporation and LaSalle Bank National Association, which includes the form of Certificate of Designations of the Series B Junior Participating Preferred Stock of Bally Total Fitness Holding Corporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 18, 2005).
4.16		Amended and Restated Registration Rights Agreement dated as of April 13, 2006, by and between Bally Total Fitness Holding Corporation and certain holders who are signatories thereto (incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
4.17		Registration Rights Agreement dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and the purchasers listed on the signature page thereto (incorporated by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
+10	.1	The Company’s 1996 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
+10	.2	Inducement Plan and Award Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 8, 2005).
+10	.3	The Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).

No.		Description

+10	.4	First Amendment dated as of November 21, 1997, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).
+10	.5	Second Amendment dated as of February 24, 1998, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).
+10	.6	Third Amendment dated as of June 10, 1999, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
+10	.7	Fourth Amendment dated as of December 5, 2000, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
+10	.8	Fifth Amendment dated as of June 6, 2002, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
+10	.9	Form of Restricted Stock Award Agreement under the Company’s Employment Inducement Award Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 5, 2005).
+10	.10	Form of Restricted Stock Award Agreement under the 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 5, 2005).
10.11		Separation Agreement for Lee S. Hillman dated as of December 10, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated December 11, 2002).
10.12		General Release and Settlement Agreement, made and entered into as of April 28, 2004, by and between John W. Dwyer and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated April 29, 2004).
+10	.13	Employment Agreement effective as of January 1, 2003, between the Company and William G. Fanelli (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).
+10	.14	Employment Agreement effective as of January 1, 2004, between the Company and Paul A. Toback (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 24, 2004).
+10	.15	Employment Agreement effective as of January 1, 2005, between the Company and Marc D. Bassewitz (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of November 24, 2004).
+10	.16	Employment Agreement effective as of March 8, 2005, between the Company and Harold Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of March 8, 2005).
+10	.17	Employment Agreement effective as of March 22, 2005, between the Company and Carl J. Landeck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of March 22, 2005).
+10	.18	Employment Agreement effective as of May 2, 2005, between the Company and James A. McDonald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 25, 2005).
+10	.19	Form of Amendment to Employment Agreements with Paul A. Toback, Carl J. Landeck, Marc D. Bassewitz, Harold Morgan and James A. McDonald, effective as of November 30, 2004 (incorporated by reference to Exhibit 10.18 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004).
+10	.20	Employment Agreement effective as of January 1, 2006, between the Company and John H. Wildman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated February 10, 2006).

No.		Description

+10	.21	Interim Executive Services Agreement dated as of April 12, 2006, between Tatum, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
10.22		Credit Agreement dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the several banks and other financial institutions as parties thereto, JPMorgan Chase Bank, as agent, Deutsche Bank Securities Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 14, 2004).
10.23		Amended and Restated Guarantee and Collateral Agreement dated as of October 14, 2004, made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.24		First Amendment and Waiver dated as of March 31, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 4, 2005).
10.25		Consent dated as of August 9, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, as amended by the First Amendment and Waiver dated March 31, 2005, among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of August 12, 2005).
10.26		Second Amendment and Waiver dated as of August 24, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of August 25, 2005).
10.27		Consent dated as of October 17, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, as amended as of March 31, 2005, August 9, 2005 and August 30, 2005 among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 21, 2005).
10.28		Third Amendment and Waiver dated as of March 24, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004 (as in effect on March 23, 2006), among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated March 31, 2006).
10.29		Consent Agreement dated as of August 24, 2005, by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.30		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Cascade Investment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).

No.		Description

10.31		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Arrow Investment Partners (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.32		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Bill & Melinda Gates Foundation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.33		Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.34		Consent Agreement by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
10.35		Consent Agreement by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
10.36		Consent Agreement by and between Bally Total Fitness Holding Corporation and Pardus European Special Opportunities Master Fund L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
10.37		Stock Purchase Agreement dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and Wattles Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
10.38		Stock Purchase Agreement dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and investment funds affiliated with Ramius Capital Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
*10	.39	Fourth Amendment dated as of June 23, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc. as syndication agent, and LaSalle Bank National Association, as documentation agent.
14		Code of Business Conduct, Practices and Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 001-13997, filed April 29, 2004).
16		Letter re change in certifying accountants (incorporated by reference to Exhibit 16 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).
*21		List of subsidiaries of the Company.
*23		Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.