Form 10-Q
period 2006-03-31
708 GYM LLC; BALLY FRANCHISING HOLDINGS INC; BALLY TOTAL FITNESS OF THE SOUTHEAST INC; BALLY TOTAL FITNESS OF COLORADO INC; JACK LALANNE HOLDING CORP; BALLY TOTAL FITNESS OF GREATER NEW YORK INC; CRUNCH FITNESS INTERNATIONAL INC; BALLY TOTAL FITNESS OF PHILADELPHIA INC; NYCON HOLDING CO INC; NEW FITNESS HOLDING CO INC
filed 2006-06-27
CIK 1062982, 1265319, 1265262, 1265263, 1265264, 1265265, 1265266, 1265267, 1265268, 1265269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number: 001-13997
BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (773) 380-3000
SEE TABLE OF ADDITIONAL REGISTRANTS
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act (check one): Large Accelerated Filer: ☐ Accelerated Filer: ☑ Non-Accelerated Filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 31, 2006, there were 41,310,827 shares of the registrant’s common stock outstanding.

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction of	I.R.S. Employer
Exact Name of Additional Registrants	Incorporation	Identification Number
59 th Street Gym LLC	New York	36-4474644
708 Gym LLC	New York	36-4474644
Ace, LLC	New York	36-4474644
Bally Fitness Franchising, Inc.	Illinois	36-4029332
Bally Franchise RSC, Inc.	Illinois	36-4028744
Bally Franchising Holdings, Inc.	Illinois	36-4024133
Bally Sports Clubs, Inc.	New York	36-3407784
Bally Total Fitness Corporation	Delaware	36-2762953
Bally Total Fitness International, Inc.	Michigan	36-1692238
Bally Total Fitness of California, Inc.	California	36-2763344
Bally Total Fitness of Colorado, Inc.	Colorado	84-0856432
Bally Total Fitness of Connecticut Coast, Inc.	Connecticut	36-3209546
Bally Total Fitness of Connecticut Valley, Inc.	Connecticut	36-3209543
Bally Total Fitness of Greater New York, Inc.	New York	95-3445399
Bally Total Fitness of the Mid-Atlantic, Inc.	Delaware	52-0820531
Bally Total Fitness of the Midwest, Inc.	Ohio	34-1114683
Bally Total Fitness of Minnesota, Inc.	Ohio	84-1035840
Bally Total Fitness of Missouri, Inc.	Missouri	36-2779045
Bally Total Fitness of Upstate New York, Inc.	New York	36-3209544
Bally Total Fitness of Philadelphia, Inc.	Pennsylvania	36-3209542
Bally Total Fitness of Rhode Island, Inc.	Rhode Island	36-3209549
Bally Total Fitness of the Southeast, Inc.	South Carolina	52-1230906
Bally Total Fitness of Toledo, Inc.	Ohio	38-1803897
Bally’s Fitness and Racquet Clubs, Inc.	Florida	36-3496461
BFIT Rehab of West Palm Beach, Inc.	Florida	36-4154170
BTF/CFI, Inc.	Delaware	36-4474644
Crunch LA LLC	New York	36-4474644
Crunch World LLC	New York	36-4474644
Flambe LLC	New York	36-4474644
Greater Philly No. 1 Holding Company	Pennsylvania	36-3209566
Greater Philly No. 2 Holding Company	Pennsylvania	36-3209557
Health & Tennis Corporation of New York	Delaware	36-3628768
Holiday Health Clubs of the East Coast, Inc.	Delaware	52-1271028
Holiday/Southeast Holding Corp.	Delaware	52-1289694
Jack La Lanne Holding Corp.	New York	95-3445400
Mission Impossible, LLC	California	36-4474644
New Fitness Holding Co., Inc.	New York	36-3209555
Nycon Holding Co., Inc.	New York	36-3209533
Rhode Island Holding Company	Rhode Island	36-3261314
Soho Ho LLC	New York	36-4474644
Tidelands Holiday Health Clubs, Inc.	Virginia	52-1229398
U.S. Health, Inc.	Delaware	52-1137373
West Village Gym at the Archives LLC	New York	36-4474644
     The address for service of each of the additional registrants is c/o Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, 2nd Floor, Chicago, Illinois 60631, telephone 773-380-3000. The primary industrial classification number for each of the additional registrants is 7991.

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Report on Form 10-Q For Period Ended March 31, 2006

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	March 31	December 31
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash	$15,984	$17,454
Deferred income taxes	319	151
Prepaid expenses	18,400	20,846
Other current assets	13,949	17,394
Current assets held for sale	—	342

Total current assets	48,652	56,187

Property and equipment, less accumulated depreciation and amortization of $757,360 and $749,860	311,107	314,670
Goodwill, net	19,734	19,734
Trademarks, net of accumulated amortization of $1,536 and $1,510	6,883	6,912
Intangible assets, net of accumulated amortization of $13,760 and $13,463	2,729	2,879
Deferred financing costs, net of accumulated amortization of $21,593 and $18,190	50,589	29,501
Other assets	12,408	10,317
Non-current assets held for sale	—	39,894

	$452,102	$480,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$49,760	$57,832
Income taxes payable	1,714	1,697
Accrued liabilities	126,873	96,442
Current maturities of long-term debt	9,327	13,018
Deferred revenues	290,585	299,441
Current liabilities associated with assets held for sale	—	7,764

Total current liabilities	478,259	476,194

Long-term debt, less current maturities	713,293	756,304
Deferred rent liability	90,023	87,290
Deferred income taxes	1,689	1,435
Other liabilities	29,854	28,112
Deferred revenues	568,984	566,469
Non-current liabilities associated with assets held for sale	—	27,976
Stockholders’ deficit	(1,430,000)	(1,463,686)

	$452,102	$480,094

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31
	2006	2005
		(As restated)

Net revenues:
Membership services	$239,655	$236,135
Retail products	11,937	13,347
Miscellaneous	3,574	4,271

	255,166	253,753

Operating costs and expenses:
Membership services	171,138	167,611
Retail products	11,011	12,808
Advertising	18,895	17,111
General and administrative	21,635	18,220
Depreciation and amortization	14,214	14,939

	236,893	230,689

Operating income	18,273	23,064

Interest expense, net	(23,033)	(18,077)
Foreign exchange gain	10	207
Other, net	118	75

	(22,905)	(17,795)

Income (loss) from continuing operations before income taxes	(4,632)	5,269
Income tax provision	(201)	(240)

Income (loss) from continuing operations	(4,833)	5,029
Discontinued operations:
Loss from discontinued operations, net of income taxes	(872)	(414)
Gain on disposal	38,375	—

Gain (loss) from discontinued operations	37,503	(414)

Net income	$32,670	$4,615

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$0.15
Income (loss) from discontinued operations	1.00	(0.01)

Net income	$0.87	0.14

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$0.15
Income (loss) from discontinued operations	1.00	(0.01)

Net income	$0.87	$0.14

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Deficit and Comprehensive Income
(In thousands, except share data)
(Unaudited)

							Accumulated
	Common stock					Common	other	Total
	Shares	Par	Contributed	Accumulated	Unearned	stock in	comprehensive	stockholders’
	outstanding	value	capital	deficit	compensation	treasury	loss	deficit

Balance at December 31, 2005	38,503,551	$392	$669,089	$(2,113,854)	$(5,534)	$(11,635)	$(2,144)	$(1,463,686)

Net income				32,670				32,670

Cumulative translation adjustment							(126)	(126)

Total comprehensive income								32,544

Stock-based compensation			991					991

Reclassification of unearned compensation balance to contributed capital			(5,534)		5,534

Forfeiture of restricted stock	(5)

Issuance of common stock under stock option plans	30,413		151					151

Balance at March 31, 2006	38,533,959	$392	$664,697	$(2,081,184)	$—	$(11,635)	$(2,270)	$(1,430,000)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31
	2006	2005
		(As restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,670	$4,615
Adjustments to reconcile to cash provided by operating activities—
Depreciation and amortization, including amortization included in interest expense	17,657	18,065
Changes in operating assets and liabilities	(1,389)	1,019
Deferred income taxes, net	92	106
Gain on disposal of discontinued operations	(38,375)	—
Gain on sale of assets	(1,058)	—
Foreign currency translation gain	(11)	(207)
Stock-based compensation	991	131

Cash provided by operating activities	10,577	23,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(11,629)	(8,430)
Proceeds from sale of discontinued operations	43,240	—
Proceeds from sale of discontinued operations in escrow	2,250	—
Proceeds from sale of property	1,926	—

Cash provided by (used in) investing activities	35,787	(8,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit agreement	(40,000)	3,563
Net repayments of other long-term debt	(5,675)	(5,128)
Debt issuance and refinancing costs	(2,474)	—
Proceeds from issuance of common stock under stock option plans	151	162

Cash used in financing activities	(47,998)	(1,403)

Increase (decrease) in cash	(1,634)	13,896
Effect of exchange rate changes on cash balance	164	268
Cash, beginning of period	17,454	19,177

Cash, end of period	$15,984	$33,341

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows -- (continued)
(In thousands)
(Unaudited)

	Three months ended
	March 31
	2006	2005
		(As restated)

SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities:
Increase in other current and other assets	$(18,291)	$(3,930)
Decrease in accounts payable	(8,094)	(1,749)
Increase in income taxes payable	17	97
Increase (decrease) in accrued liabilities	27,055	(3,264)
Increase in other liabilities	4,129	6,875
Increase (decrease) in deferred revenues	(6,205)	2,990

Change in operating assets and liabilities	$(1,389)	$1,019

Cash payments for interest and income taxes were as follows —
Interest paid	$18,495	$16,844
Interest capitalized	(192)	(68)
Income taxes paid, net	98	57

Investing and financing activities exclude the following non-cash transactions —
Acquisitions of property and equipment through capital leases/borrowings	$—	$140
Reclassification of unearned compensation balance to contributed capital	$5,534	$—
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 1 Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 384 fitness centers at March 31, 2006 concentrated in 29 states and Canada. Additionally, as of March 31, 2006, 29 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on June 27, 2006.
     All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2006, its consolidated statements of operations for the three months ended March 31, 2006 and 2005, its consolidated statement of stockholders’ deficit and comprehensive income for the three months ended March 31, 2006, and its consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.
     The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. Prior period amounts related to discontinued operations reported on the Consolidated Statements of Operations and Condensed Consolidated Balance Sheets have been reclassified in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
Seasonal factors
     The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full year.
Market risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s 9 7/8% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”) was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%.
Note 2 Restatement of 2005 Quarterly Information
     In the fourth quarter of 2005, the Company identified errors in its previously reported 2005 quarterly results with respect to revenue items relating to certain membership offers, amortization of deferred finance costs, depreciation expense and certain insurance liability expense. See Note 20 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2005 included herein reflect the restated items.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 3 Commitments and Contingencies
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
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
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
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
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
     Other:
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
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on the Company’s financial condition or results of operations.
     In addition, the Company is, and has been in the past, named as defendant in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on its financial condition or results of operations. However, the Company cannot assure you that it will be able to successfully defend or settle all pending or future purported class action claims, and its failure to do so may have a material adverse effect on the Company’s financial condition or results of operations. See Part II, Item 1A — Risk Factors.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 4 Debt
     At March 31, 2006, the Company had $25,000 in borrowings and $14,114 of letters of credit outstanding under its $100,000 revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which are limited to $30,000. At March 31, 2006, the average rate on borrowings under the revolving credit and term loan facility was 9.11%. On March 30, 2006, the Company entered into the Third Amendment and Waiver with the lenders under its Amended and Restated Credit Agreement dated October 14, 2004 (the “Credit Agreement”) that modified the definition of “Consolidated Interest Expense,” modified permitted dispositions, clarified the definition of “Banking Day,” extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, with an option to elect to extend until October 11, 2006, permitted payment of the consent fees to the holders of the Senior Subordinated Notes and the Company’s 10 1/2% Senior Notes due 2011 (the “Senior Notes”) and excluded fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants. As of March 31, 2006, the Company was in compliance with the terms of the Credit Agreement.
     The Company did not comply with its covenant obligations under the indentures governing the Senior Subordinated Notes and the Senior Notes to file its 2005 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 2006 with the SEC by the required filing dates.
     The Company’s unrestricted Canadian subsidiary was not in compliance with its credit agreement at March 31, 2006. As a result, the outstanding amount of $1,028 has been classified as current.
     On March 31, 2006, the Company was not in compliance with two credit agreements with the same lender. These agreements represented debt of restricted subsidiaries in the amount of $3,147 and debt of an unrestricted subsidiary in the amount of $1,703. On April 13, 2006, these agreements were amended and the Company was in compliance. As the Company was in compliance as of the date of filing this Form 10-Q for the period ending March 31, 2006, no additional amounts have been classified as current.
     The Company is in the process of implementing new accounting processes and technologies designed to shorten the time required to prepare and file its financial statements. In addition, as described in Note 12, Subsequent Events, while the Company has secured additional time to file its second quarter financial statements with the SEC without causing a default under the indentures governing the Senior Notes and the Senior Subordinated Notes, and to file its third quarter financial statements with the SEC without causing a cross-default under the Credit Agreement, there can be no assurance that the Company will be able to make such filings within the extended time periods. Failure to do so will lead to further defaults under the indentures and the Credit Agreement and could require the Company to seek additional consents from its bondholders and lenders.
Note 5 Deferred Revenue
     Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at March 31, 2006 and 2005 and for the periods then ended includes as cash additions all cash received for membership services. Revenue recognized includes all revenue earned during the periods from membership services. Financed members are those members who have financed their initial membership fee to be paid monthly. Advanced payments from financed members are included within this table as advanced payments of periodic dues and membership fees.

	For the three months ended March 31, 2006
	Balance at			Balance at
	December 31,	Cash	Revenue	March 31,
	2005	Additions	Recognized	2006
Deferral of receipts from financed members:
Initial contract term payments	$517,624	$59,698	$(69,111)	$508,211
Down payments	100,009	14,490	(14,381)	100,118
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	109,819	10,086	(9,306)	110,599
Advance payments of periodic dues and membership fees	120,696	27,094	(26,726)	121,064
Receipts collected and earned without deferral during period		89,227	(89,227)
Deferral of receipts for personal training services	17,762	32,719	(30,904)	19,577

	$865,910	$233,314	$(239,655)	$859,569

	For the three months ended March 31, 2005
	Balance at			Balance at
	December 31,	Cash	Revenue	March 31,
	2004	Additions	Recognized	2005
Deferral of receipts from financed members:
Initial contract term payments	$534,446	$72,297	$(74,844)	$531,899
Down payments	105,614	15,694	(13,307)	108,001
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	115,735	8,537	(9,037)	115,235
Advance payments of periodic dues and membership fees	132,164	35,788	(35,233)	132,719
Receipts collected and earned without deferral during period		74,632	(74,632)
Deferral of receipts for personal training services	17,697	31,112	(29,082)	19,727

	$905,656	$238,060	$(236,135)	$907,581

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
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

	Three Months Ended March 31
	2006	2005

Weighted average number of common shares outstanding	37,685,264	32,943,842
Effect of outstanding stock options and warrants	—	324,553

Diluted weighted average number of shares outstanding	37,685,264	33,268,395

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	1,722,640	4,878,403

Range of exercise prices per share:
High	$36.00	$36.00
Low	$2.91	$4.11
Note 7 Income Taxes
     At March 31, 2006, the Company had approximately $710,000 of federal net operating loss carryforwards and approximately $5,896 of Alternative Minimum Tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire beginning in 2011 and fully expire in 2026. In addition, the Company has substantial state tax loss carryforwards that began to expire in 2006 and fully expire in 2026. On September 28, 2005, the Company underwent an ownership change for purposes of IRC Section 382. Due to the ownership change that occurred, the utilization of the Company’s federal tax loss carryforwards is subject to an annual limitation under Section 382, which will significantly limit their use. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the change that are recognized in the five-year period after the ownership change.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 8 Stock-based Compensation
     In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS No. 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
     The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the award. Total stock-based compensation expense for the first quarter of 2006 was $1,090 which is comprised of $561 related to stock options, $430 related to restricted shares and $99 related to estimated income tax obligations which are liability classified.
     Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based awards using the intrinsic value method in accordance with APB 25, and recognized no compensation costs for its stock plans other than for its restricted stock awards. Specifically, the adoption of SFAS No. 123R resulted in the recording of compensation expense for employee stock options. The following table shows what selected reported items would have been for the three months ended March 31, 2006 under APB 25:

Loss from continuing operations before income taxes	$(4,071)
Loss from continuing operations	(4,272)
Net income	33,231
Cash flow from operating activities	10,577
Cash flow from financing activities	(47,998)
Basic and diluted income (loss) per common share
Loss from continuing operations	$(0.11)
Income from discontinued operations	1.00

Net income(1)	$0.88

(1)	Per share amounts do not sum due to rounding differences.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005:

Net income, as reported	$4,615
Plus: stock-based compensation expense included in net income	131
Less: stock-based compensation expense determined under fair value based method	(701)

Pro forma net income	$4,045

Basic and diluted income per common share
As reported	$0.14
Pro forma	0.12
Stock-Based Compensation Plans
     In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provided for the grant of non-qualified stock options to non-employee directors of the Company. Options under the Directors’ Plan were generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term. The Directors’ Plan expired as of January 3, 2006. As such, stock options may no longer be granted under the Directors’ Plan.
     Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Pursuant to the Incentive Plan, non-qualified stock options were generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options could not be granted at less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
generally in three equal annual installments commencing one year from the date of grant. Option grants in 2005, 2004 and 2003 have 10-year terms. The Incentive Plan expired as of January 3, 2006. As such, awards may no longer be granted under the Incentive Plan.
     On March 8, 2005, the Company adopted the Inducement Award Equity Incentive Plan (the “Inducement Plan”) as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. Pursuant to the Inducement Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Inducement stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Options are granted at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant and have 10-year terms. As of March 31, 2006, 54,500 shares remain available for issuance under the Inducement Plan (42,500 at May 31, 2006).
      Certain employment arrangements contain provisions that provide for the payment to the participant of amounts which represent estimated income tax obligations related to the vesting of awards. The amounts related to the estimated income tax obligations are liability classified awards.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Stock Options
     A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at December 31, 2005	4,138,514	$13.26
Granted	7,500	8.40
Exercised	(30,413)	4.96
Forfeited	(33,250)	6.13
Canceled	(33,792)	19.57

Outstanding at March 31, 2006	4,048,559	$13.32	6.4	$8,468

Exercisable at March 31, 2006	2,747,641	$17.00	5.3	$3,498

     Other information pertaining to option activity during the three months ended March 31, 2006 and 2005 was as follows:

	For the Three Months ended
	March 31,
	2006	2005
Weighted average grant-date fair value of stock options granted	$4.60	$1.74
Total intrinsic value of stock options exercised	$134	$—
     The Company received $151 of cash from stock options exercised during the first quarter of 2006. At March 31, 2006, there was approximately $2,500 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 3 years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	March 31,
	2006	2005
Expected option life in years	6	6
Risk-free interest rate	4.7%	4.2%
Dividend yield	—	—
Expected volatility	52%	52%
     For the first quarter of 2006, the expected life of each award granted was calculated using historical experience. Expected volatility was based on historical volatility levels of Bally Total Fitness Holding Corporation common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury strip rates with a remaining term equal to the expected term. Expected dividend yield is based on historical dividend payments.
Restricted Stock
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first quarter of 2006.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     A summary of restricted stock activity for the three months ended March 31, 2006 is as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Outstanding at December 31, 2005	837,000	$6.92
Granted	—
Vested	(2,500)	7.01
Forfeited	—	—

Outstanding at March 31, 2006	834,500	$6.92

     As of March 31, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards and estimated income tax obligations was approximately $5,292, and $1,159, respectively. Both amounts are expected to be recognized on a straight-line basis over a weighted-average period of approximately 4 years. The total fair value of shares vested during the first quarters of 2006 and 2005 was $20 and $0, respectively.
Note 9 Guarantees
     In connection with the Company’s January 2006 sale of its “Crunch Fitness” brand along with certain additional health clubs located in San Francisco, California, the Company and/or certain of its subsidiaries remain liable for the obligations (including rent) on certain leases transferred to the purchaser in the amount of $90,228 and may remain liable for the obligations on three additional leases that have not yet transferred to purchaser in an additional amount of $8,487.
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
     The Company has recorded a liability on its balance sheet for the estimated fair value of these retained liabilities equal to $600 based upon an analysis prepared by an independent third party valuation company.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 10 Insurance Proceeds
     Costs incurred as a result of the Audit Committee investigation, costs of cooperating with the various government agencies investigating accounting-related matters, attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided in the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified, and related class action litigation are reflected in “General and Administrative” expenses in the Consolidated Statements of Operations. The Company received payments of $1,623 during the quarter ended March 31, 2006 for reimbursement of costs incurred in prior periods pursuant to the Company’s Director and Officer insurance policies.
Note 11 Discontinued Operations
     On January 20, 2006, pursuant to a sale agreement, the Company completed the sale of twenty-five health clubs operated primarily under the “Crunch Fitness” brand, along with certain additional health clubs operating under the “Gorilla Sports” and “Pinnacle Fitness” brands located in San Francisco, California. The transaction resulted from an offering and competitive bidding process run by the Company’s independent investment banking firm. The Company received $45,000 in gross proceeds and recorded a net gain of $38,375. As a result of this transaction, the Company has presented the operating results of Crunch as a discontinued operation for all periods presented. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.
     The financial results of Crunch Fitness, included in discontinued operations, are as follows:

Summarized	Three months ended March 31,
	2006	2005
Revenue	$4,687	$17,830

Loss from discontinued operations before income taxes	(866)	(395)
Income tax provision	(6)	(19)

Loss from discontinued operations	(872)	(414)
Gain on disposal of discontinued operations	38,375	—

Net income (loss) from discontinued operations	$37,503	$(414)

Note 12 Subsequent Events
Credit Agreement Amendment and Noteholder Consent Solicitation
     On March 14, 2006, the Company announced that it would not meet the March 16, 2006 deadline for filing its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC. Although the delay in filing resulted in defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and Senior Notes, it did not constitute an event of default without delivery of a notice of default and expiration of a 30-day cure period. A cross default under the Credit Agreement occurs 10 days after receipt of such notice. Additionally, a default would also occur under the Credit Agreement if the Company did not deliver audited financial statements for the year ended December 31, 2005 to the lenders by March 31, 2006.
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
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
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
     In connection with these consents, the Company issued 1,956,195 shares of unregistered common stock and paid $769 in consent fees to the holders of the Senior Subordinated Notes and the Senior Notes, paid the lenders under the Credit Agreement $2,474 in fees and recorded $22,016 in deferred finance charges as of March 31, 2006. These deferred finance charges were reduced to $18,220 subsequent to March 31, 2006 to reflect the ultimate value of payments elected in shares after the end of the period. Additionally, on April 11, 2006, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5,600 from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.
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
Note 13 Condensed Consolidating Financial Statements
     Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture governing the Senior Notes issued in July 2003. The Senior Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries, including substantially all domestic subsidiaries of the Parent. Non-Guarantor subsidiaries include Canadian operations and real estate finance programs.
     As defined in the indenture governing the Senior Notes, guarantor subsidiaries include:
59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehab of West Palm Beach, Inc.; Bally Total Fitness of Connecticut Coast, Inc.; Bally Total Fitness of Connecticut Valley, Inc.; Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Bally Total Fitness of Upstate New York, Inc.; Bally Total Fitness of Colorado, Inc.; Bally Total Fitness of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Bally Total Fitness of California, Inc.; Bally Total Fitness of the Mid-Atlantic, Inc.; Bally Total Fitness of Greater New York, Inc.; Jack La Lanne Holding Corp.; Bally Sports Clubs, Inc.; Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Bally Total Fitness of Philadelphia, Inc.; Bally Total Fitness of Rhode Island, Inc.; Bally Total Fitness of the Midwest, Inc.; Bally Total Fitness of Minnesota, Inc.; Soho Ho LLC; BFT/CFI, Inc. (f/k/a Crunch Fitness International, Inc.); Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     The following tables present the condensed consolidating balance sheets at March 31, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions. Certain amounts in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2005 have been restated. See Note 2.
CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2006
		Guarantor	Non- Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash	$—	$13,787	$2,197	$—	$15,984
Other current assets	—	31,153	1,515	—	32,668

Total current assets	—	44,940	3,712	—	48,652

Property and equipment, net	—	292,705	18,402	—	311,107
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	376	—	6,883
Intangible assets, net	—	2,230	499	—	2,729
Investment in and advances to subsidiaries	(734,243)	221,315	—	512,928	—
Other assets	50,390	8,880	3,727	—	62,997

	$(677,346)	$589,804	$26,716	$512,928	$452,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$—	$49,509	$251	$—	$49,760
Income taxes payable	—	1,658	56	—	1,714
Accrued liabilities	44,196	74,195	8,482	—	126,873
Current maturities of long-term debt	4,579	1,513	3,235	—	9,327
Deferred revenues	—	284,655	5,930	—	290,585

Total current liabilities	48,775	411,530	17,954	—	478,259

Long-term debt, less current maturities	703,879	3,722	5,692	—	713,293
Net affiliate payable	—	456,846	54,673	(511,519)	—
Other liabilities	—	111,675	9,891	—	121,566
Deferred revenues	—	557,801	11,183	—	568,984
Stockholders’ deficit	(1,430,000)	(951,770)	(72,677)	1,024,447	(1,430,000)

	$(677,346)	$589,804	$26,716	$512,928	$452,102

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS

Current assets:
Cash	$—	$16,238	$1,216	$—	$17,454
Other current assets	—	36,976	1,415	—	38,391
Current assets held for sale	—	342	—	—	342

Total current assets	—	53,556	2,631	—	56,187

Property and equipment, net	—	294,888	19,782	—	314,670
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	405	—	6,912
Intangible assets, net	—	2,333	546	—	2,879
Investment in and advances to subsidiaries	(724,893)	221,315	—	503,578	—
Other assets	29,265	6,580	3,973	—	39,818
Non-current assets held for sale	—	39,894	—	—	39,894

	$(689,121)	$638,300	$27,337	$503,578	$480,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$—	$57,724	$108	$—	$57,832
Income taxes payable	—	1,641	56	—	1,697
Deferred income taxes	—	—	—	—	—
Accrued liabilities	22,407	67,768	6,267	—	96,442
Current maturities of long-term debt	6,594	485	5,939	—	13,018
Deferred revenues	—	293,116	6,325	—	299,441
Current liabilities associated with assets held for sale	—	7,764	—	—	7,764

Total current liabilities	29,001	428,498	18,695	—	476,194

Long-term debt, less current maturities	745,564	5,182	5,558	—	756,304
Net affiliate payable	—	519,997	56,460	(576,457)	—
Other liabilities	—	108,259	8,578	—	116,837
Deferred revenues	—	554,722	11,747	—	566,469
Non-current liabilities associated with assets held for sale	—	27,976	—	—	27,976
Stockholders’ deficit	(1,463,686)	(1,006,334)	(73,701)	1,080,035	(1,463,686)

	$(689,121)	$638,300	$27,337	$503,578	$480,094

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$230,315	$9,340	$—	$239,655
Retail products	—	11,618	319	—	11,937
Miscellaneous	—	3,199	375	—	3,574

	—	245,132	10,034	—	255,166

Operating costs and expenses:
Membership services	—	164,952	6,186	—	171,138
Retail products	—	10,710	301	—	11,011
Advertising	—	18,538	357	—	18,895
General and administrative	1,283	19,788	564	—	21,635
Depreciation and amortization	—	13,626	588	—	14,214

	1,283	227,614	7,996	—	236,893

Operating income (loss)	(1,283)	17,518	2,038	—	18,273

Equity in income from continuing operations of subsidiaries	18,211	—	—	(18,211)	—
Interest expense	(22,345)	(345)	(976)	633	(23,033)
Foreign exchange gain	—	—	10	—	10
Other, net	584	89	78	(633)	118

	(3,550)	(256)	(888)	(18,211)	(22,905)

Income (loss) from continuing operations before income taxes	(4,833)	17,262	1,150	(18,211)	(4,632)
Income tax provision	—	(201)	—	—	(201)

Income (loss) from continuing operations	(4,833)	17,061	1,150	(18,211)	(4,833)
Discontinued operations:
Gain on disposal of discontinued operations	38,375 *	38,375	—	(38,375)	38,375
Loss from discontinued operations	(872) *	(872)	—	872	(872)

Income from discontinued operations	37,503	37,503	—	(37,503)	37,503

Net income	$32,670	$54,564	$1,150	$(55,714)	$32,670

*	Equity in amounts from subsidiaries related to discontinued operations.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2005
			(As restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$226,396	$9,739	$—	$236,135
Retail products	—	12,985	362	—	13,347
Miscellaneous	—	3,853	418	—	4,271

	—	243,234	10,519	—	253,753

Operating costs and expenses:
Membership services	—	160,359	7,252	—	167,611
Retail products	—	12,462	346	—	12,808
Advertising	—	16,750	361	—	17,111
General and administrative	878	17,053	289	—	18,220
Depreciation and amortization	—	14,138	801	—	14,939

	878	220,762	9,049	—	230,689

Operating income (loss)	(878)	22,472	1,470	—	23,064

Equity in income from continuing operations of subsidiaries	22,586	—	—	(22,586)	—

Interest expense	(17,101)	(582)	(864)	470	(18,077)
Foreign exchange gain	—	—	207	—	207
Other, net	422	65	58	(470)	75

	5,907	(517)	(599)	(22,586)	(17,795)

Income from continuing operations before income taxes	5,029	21,955	871	(22,586)	5,269
Income tax provision	—	(240)	—	—	(240)

Income from continuing operations	5,029	21,715	871	(22,586)	5,029
Loss from discontinued operations	(414) *	(414)	—	414	(414)

Net income	$4,615	$21,301	$871	$(22,172)	$4,615

*	Equity in amounts from subsidiaries related to discontinued operations.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended March 31, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,670	$54,564	$1,150	$(55,714)	$32,670
Adjustments to reconcile to cash provided — Depreciation and amortization, including amortization included in interest expense	3,250	13,819	588	—	17,657
Changes in operating assets and liabilities	(112)	(3,877)	2,600	—	(1,389)
Changes in net affiliate balances	—	(63,693)	(1,245)	64,938	—
Other, net	991	(39,341)	(11)	—	(38,361)

Cash provided by (used in) operating activities	36,799	(38,528)	3,082	9,224	10,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(11,543)	(86)	—	(11,629)
Proceeds from sale of discontinued operations	—	43,240	—	—	43,240
Proceeds from sale of discontinued operations in escrow	—	2,250	—	—	2,250
Proceeds from sale of property	—	1,926	—	—	1,926
Investment in and advances to subsidiaries	9,224	—	—	(9,224)	—

Cash provided by (used in) investing activities	9,224	35,873	(86)	(9,224)	35,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under credit agreement	(40,000)	—	—	—	(40,000)
Net borrowings (repayments) of other long-term debt	(3,700)	204	(2,179)	—	(5,675)
Debt issuance and refinancing costs	(2,474)	—	—	—	(2,474)
Stock purchase and options plans	151	—	—	—	151

Cash provided by (used in) financing activities	(46,023)	204	(2,179)	—	(47,998)

Increase (decrease) in cash	—	(2,451)	817	—	(1,634)
Effect of exchange rate changes on cash balances	—	—	164	—	164
Cash, beginning of year	—	16,238	1,216	—	17,454

Cash, end of year	$—	$13,787	$2,197	$—	$15,984

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements – (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended March 31, 2005
			(As restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,615	$21,301	$871	$(22,172)	$4,615
Adjustments to reconcile to cash provided — Depreciation and amortization, including amortization included in interest expense	788	16,476	801	—	18,065
Changes in operating assets and liabilities	1,406	532	(919)	—	1,019
Changes in net affiliate balances	—	(17,014)	923	16,091	—
Other, net	131	106	(207)	—	30

Cash provided by operating activities	6,940	21,401	1,469	(6,081)	23,729

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases and construction of property and equipment	—	(8,198)	(232)	—	(8,430)
Investment in and advances to subsidiaries	(6,081)	—	—	6,081	—

Cash provided by (used in) investing activities	(6,081)	(8,198)	(232)	6,081	(8,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	3,563	—	—	—	3,563
Net borrowings (repayments) of other long-term debt	(4,584)	482	(1,026)	—	(5,128)
Stock purchase and options plans	162	—	—	—	162

Cash provided by (used in) financing activities	(859)	482	(1,026)	—	(1,403)

Increase in cash	—	13,685	211	—	13,896
Effect of exchange rate changes on cash balances	—	—	268	—	268
Cash, beginning of year	—	18,726	451	—	19,177

Cash, end of year	$—	$32,411	$930	$—	$33,341

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Summary of Business
     Bally is the largest publicly traded commercial operator of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of March 31, 2006, we operated 384 fitness centers collectively serving approximately 3.6 million members. These 384 fitness centers occupied a total of 12.1 million square feet.
     Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with more than 321 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of March 31, 2006, we operated fitness centers in over 45 major metropolitan areas representing 61% of the United States population and over 16% of the Canadian population. Currently, approximately 50% of new joining members participate in a membership plan allowing multiple club access, varying from market to nationwide access to all like-branded fitness centers. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership.
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

Membership services revenue comprised approximately 94% and 93% of total revenue for the three months ended March 31, 2006 and 2005, respectively. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 5% of total revenue for each of the three months ended March 31, 2006 and 2005.

3)	The balance of our revenue (approximately 1% and 2% for the three months ended March 31, 2006 and 2005, respectively), primarily consists of franchising revenue, guest fees and specialty fitness programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy and from sales of Bally-branded products by third-parties. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.
Our operating costs and expenses are comprised of the following:
1)	Membership services expenses consist primarily of salaries, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance and supplies to operate our fitness centers and provide personal training. Also included are the costs to operate member processing and collection centers, which provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Advertising expenses consist of our marketing department, media and production and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to various accounting investigations.

5)	Depreciation and amortization expenses represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings and related improvements are depreciated over 5 to 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining noncancelable lease terms. In addition, equipment and furnishings are depreciated over 5 to 10 years.
     We evaluate the results of our fitness centers on a two-tiered segment basis (comparable and noncomparable) depending on how long the fitness centers have been open at the measurement date. We include a fitness center in comparable fitness center revenues beginning on the first day of the 13th full calendar month of the fitness center’s operation, prior to which time we refer to the fitness center as an a non-comparable fitness center and, therefore, an element of noncomparable revenue.
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
     Our primary capital expenditures relate to the construction of new fitness centers and upgrading and expanding our existing fitness centers. The construction and equipment costs for a new fitness center approximates $3.5 million, on average, which varies based on the costs of construction labor, as well on the planned service offerings and size and configuration of the facility and on the market.
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
Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with GAAP and include accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position. We apply those accounting principles and policies in a consistent manner from period to period. Our significant accounting policies are summarized in Note 1 in the Notes to Consolidated Financial Statements that are included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the reported amounts of certain assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily obtainable from other sources. Actual results could differ from those estimates.
     The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K.
Results of Operations
     The following table sets forth key operating data for the periods indicated (dollars in thousands except per member data):

	Three Months		Three Months	% of	Change from
	Ended	% of	Ended	Net	Previous Period
	March 31, 2006	Net Revenue	March 31, 2005	Revenue	Dollars	Percent

	(As restated)
REVENUE
Membership	$208,751	82%	$207,053	82%	$1,698	1%
Personal training	30,904	12%	29,082	11%	1,822	6%

Membership services revenue	239,655	94%	236,135	93%	3,520	1%
Retail products	11,937	5%	13,347	5%	(1,410)	-11%
Miscellaneous	3,574	1%	4,271	2%	(697)	-16%

Net revenues	255,166	100%	253,753	100%	1,413	1%
OPERATING COSTS AND EXPENSES
Membership services	171,138	67%	167,611	66%	3,527	2%
Retail products	11,011	4%	12,808	5%	(1,797)	-14%
Advertising	18,895	7%	17,111	7%	1,784	11%
Information technology	5,095	2%	5,310	2%	(215)	-4%
Other general and administrative	16,540	7%	12,910	5%	3,630	28%
Depreciation and amortization	14,214	6%	14,939	6%	(725)	-5%

	236,893	93%	230,689	91%	6,204	3%

Operating income	$18,273	7%	$23,064	9%	$(4,791)	-21%

     Key Operating Data

	Three Months Ended March 31,
	2006	2005
Average monthly membership revenue recognized per member (1)	$19.34	$18.99
Average number of members during the period (000’s) (1)	3,598	3,635
Number of members joining during the period (000’s)	357	365
Number of members at end of period (000’s)	3,563	3,677
Fitness centers open at end of period	384	391
(1) Average monthly membership revenue recognized per member represents membership revenue recognized for the period divided by three, divided by the average number of members for the period. The average number of members for the period is derived by dividing the sum of the total members outstanding at the beginning and end of each quarter by two.
     Summary of revenue recognition method
     The Company’s strategy is to grow the number of members by continued new member acquisition and improve retention. The Company also intends to grow its product and services revenue, as well as personal training.
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
     Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership life is estimated at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. The Company’s estimates of membership life were up to 360 months during 2005 and 2006. As of March 31, 2006, the weighted average membership life for members that commit to a membership term of between 12 and 36 months is 39 months. Members with these terms that finance their initial membership fee have a weighted average membership life of 37 months, while those members that pay their membership fee in full at point of sale have a weighted average membership life of 56 months. Because of the discount in monthly payments made during the renewal term when compared to payments made in the initial contractual term, the estimate of membership term impacts the amount of revenue deferred in the obligatory period.
     Cash collected for membership revenue is deferred and recognized on a straight-line basis over periods based on expected member attrition and cash collection patterns using historical trends, with the vast majority of membership revenue being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of previously deferred cash receipts from prior periods. Decreasing attrition will result in more cash collected, but will also result in an increase in the amortization period. Increasing attrition, on the other hand, would decrease cash collected but accelerate the recognition of deferred revenue. We monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Revenue recognized during a period reflects cash collected during prior periods and, to a lesser extent, cash collected in the current period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.
     Members in the non-obligatory renewal period of membership can cancel their membership prior to their monthly or annual due date. Membership revenue from members in renewal includes monthly dues paid to maintain their membership, as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.

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
     Comparison of the Three Months Ended March 31, 2006 and 2005
     Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full year. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.
      Total revenue for the three months ended March 31, 2006 was $255.2 million compared to $253.8 million in 2005, an increase of $1.4 million (1%). The increase in total revenue resulted from the following:
•	Membership revenue recognized increased to $208.8 million from $207.1 million in 2005, an increase of $1.7 million (1%) from the prior year period. In the current year, a 1% decrease in average number of members to 3.598 million members and a decrease in the number of health clubs was offset by an increase in the average monthly membership revenue per member to $19.34 from $18.99.

•	Cash collections of membership revenue during the three months ended March 31, 2006 was $200.6 million, a decrease of $6.4 million (3%) from 2005. This decrease is the result of a decrease in advance payments of dues and membership fees and a decrease in cash received from initial term monthly payments as more members select value plan and month-to-month memberships.

•	Personal training revenue increased to $30.9 million from $29.1 million in 2005, an increase of $1.8 million (6%), primarily reflecting the Company’s emphasis on growth in personal training services and expansion of new programs such as small group training.

•	Retail products revenue decreased to $11.9 million from $13.3 million in 2005, a decrease of $1.4 million (11%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient, but lower sales model integrated with the front desk operation.

•	Miscellaneous revenue decreased to $3.6 million from $4.3 million in 2005, primarily due to lower revenue from income producing strategic partnerships and franchising fees.
      Operating costs and expenses for the three months ended March 31, 2006 were $236.9 million compared to $230.7 million during 2005, an increase of $6.2 million (3%). This increase resulted from the following:
•	Membership services expenses for the three months ended March 31, 2006 increased $3.5 million (2%) from 2005, reflecting increases in occupancy and insurance costs offset by a reduction in personnel costs as a result of the Company’s cost reduction initiatives. In addition, in March 2006, the Company sold an under performing health club in Canada for a gain of approximately $0.9 million.

•	Retail products expenses, which included labor costs, for the three months ended March 31, 2006 decreased $1.8 million (14%) from 2005, primarily as a result of the conversion of some stores to an integrated model and a decrease in retail sales in the Company’s fitness centers.

•	Advertising expenses for the three months ended March 31, 2006 increased $1.8 million (11%) from 2005, primarily from a planned increase in media spending and the impact of deferred production costs from the fourth quarter of 2005.

•	Information technology expenses for the three months ended March 31, 2006 decreased $0.2 million (4%) from 2005 primarily as a result of reduced use of outside consultants partially offset by increased internal salaries.

•	Other general and administrative expenses for the three months ended March 31, 2006 increased $3.6 million (28%) from 2005, primarily as a result of costs incurred in connection with the proxy solicitation, restructuring and ongoing investigations and litigation related to the restatement of the Company’s financial statements and an increase in insurance, Directors’ fees and audit costs.

•	Depreciation and amortization expense for the three months ended March 31, 2006 decreased $0.7 million from 2005, reflecting a reduction in capital expenditures in prior periods.
     Operating income for the three months ended March 31, 2006 decreased $4.8 million to $18.3 million as compared to the prior year. The decrease is primarily due to increases in membership services and other general and administrative expenses as described above, partially offset by an increase in membership revenue.
     We generally expect changes in variable operating expenses to track the changes in net revenue (also excluding the sale of Crunch Fitness). Accordingly, expenses expected to be lower than previous levels include payroll and related costs, reflecting lower staffing levels on average than we have experienced. Overall, approximately 70% of our expenses (primarily rent, utilities, maintenance and other occupancy related costs) are fixed in nature and do not vary with member or revenue levels. The balance of our expenses are variable and we have the ability to vary both the amount and timing of such expenses. We have changed the phasing and amount of planned expenses in the past and will likely do the same in the future.
Financial Condition
     Our consolidated assets of $452.1 million as of March 31, 2006 reflects a decrease of $28.0 million from December 31, 2005. This decrease was primarily due to:
•	a decrease in assets held for sale of $40.2 million resulting from the sale of Crunch Fitness (however, $30 million of the proceeds of the sale of such assets was used to make a repayment under the term loan of the Credit Agreement);

•	a $3.6 million decrease in property and equipment. Capital expenditures of $11.6 million include a scheduled replacement of exercise equipment. The Company will continue a controlled capital spending program reflective of its limited capital resources;

•	an increase in deferred financing costs of $21.1 million primarily resulting from the consent solicitation; and

•	a decrease in prepaid expenses of $2.4 million primarily from a decrease in prepaid advertising.
     Liquidity and Capital Resources
     The following table summarizes the Company’s liquidity (in millions):

			Change from
	March 31, 2006	December 31, 2005	previous year
Cash and equivalents	$16.0	$17.5	$(1.5)
Undrawn revolving credit facility	60.9	51.4	9.5

Total liquidity	$76.9	$68.9	$8.0

     The Company’s liquidity improved by $8.0 million during the period as a result of $10 million of the Crunch Fitness sale proceeds that were not required to be used to repay term debt pursuant to the Credit Agreement.

     The Company requires operating cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow, and availability under our $100 million revolving credit facility pursuant to our Credit Agreement, will be sufficient to meet our expected needs for working capital and other cash requirements through the first quarter of 2007. However, our cash flows and liquidity may be negatively impacted by various items, including changes in terms or other requirements by vendors, regulatory fines penalties, settlements or adverse results in securities or other litigations, future consent payments to lenders or bondholders if required and unexpected capital requirements could negatively impact cash flows and liquidity.
     The Credit Agreement will terminate if the Senior Subordinated Notes are not repaid or refinanced on or before April 15, 2007. We do not believe our cash flow and availability under the revolving credit facility will be sufficient to meet our needs in 2007 when our Senior Subordinated Notes come due. Therefore, we may need to raise additional funds through public or private equity or debt financings. There is no assurance that funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may default on our Senior Subordinated Notes, our Senior Notes, and our Credit Agreement. In addition, upon a default under our Credit Agreement, whether directly or as a result of a cross-default to other indebtedness, we will not be able to draw on the revolving credit facility and may not be able to continue to operate our business.
     Interest Expense
     Interest expense for the three months ended March 31, 2006 increased $5.0 million to $23.0 million as compared to the prior year, primarily due to increases in general interest rate levels and increased amortization of deferred financing costs as a result of consent fees paid to obtain waivers from bondholders and lenders of financial reporting requirements. Amortization of deferred financing costs was approximately $3.4 million in the three months ended March 31, 2006, a $2.1 million increase over 2005.
     Of our total debt outstanding of $722.6 million at March 31, 2006, approximately 51% bears interest at floating rates. This includes the effect of interest rate swap agreements which effectively convert $200 million of Senior Subordinated Notes into variable rate obligations. Our interest expense increased as a result of the rising interest rate environment and will continue to increase if interest rates continue to rise. Correspondingly, should rates decrease, we would benefit from the lower rates. Our interest expense will be favorably impacted by the $30 million reduction in our term loan from the application of the proceeds from the sale of Crunch Fitness. In March and April 2006, we paid fees to lenders and bondholders that will further increase amortization of deferred financing costs and interest expense.
Cash Flows
     The following table summarizes the Company’s cash flows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,		Change from
	2006	2005	Previous Period
		(As restated)
Cash provided by operating activities	$10,577	$23,729	$(13,152)
Cash provided (used in) investing activities	35,787	(8,430)	44,217
Cash used in financing activities	(47,998)	(1,403)	(46,595)

Increase (decrease) in cash	$(1,634)	$13,896	$(15,530)

     Operating Activities
      Net cash provided by operating activities of $10.6 million in the first quarter of 2006 represented a decrease of $13.2 million from $23.7 million in the 2005 period. Cash received from memberships decreased $6.4 million in the current year period compared to the prior year period. Increases in operating costs, principally occupancy and insurance, and higher audit and professional fees, including costs associated with the proxy solicitation in January 2006, also negatively impacted net cash provided by operating activities in the current year period. In addition, the Company continues to incur costs associated with ongoing litigation and investigations (net of insurance proceeds).
     Investing Activities and Capital Expenditures
     Net cash provided by investing activities totaled $35.8 million in the first quarter 2006 compared to $8.4 million used in 2005, as a result of gross proceeds of $45 million from the sale of Crunch Fitness offset by capital expenditures of $11.6 million which included a scheduled replacement of exercise equipment. We opened a club in Carrollton (Dallas), Texas in April 2006. Three clubs currently in development are planned for opening later in 2006 (two replace existing clubs), four are planned to open in 2007 (three replace existing clubs) and two during 2008 (both replace existing clubs). The Company expects to continue controlled capital spending and is currently planning $35 to $40 million of capital spending in 2006. These expenditures maintain our clubs at levels needed to attract and retain members.

     Financing Activities
     Net cash used in financing activities totaled $48.0 million in the first quarter of 2006 compared to $1.4 million in 2005. Net repayments under the Credit Agreement in 2006 were $43.6 million higher than in 2005 reflecting the application of the proceeds from the sale of Crunch Fitness, of which $30 million was used to repay the term loan. Debt issuance and refinancing costs increased by $2.5 million compared to prior year attributable to the fees paid for the Third Amendment and Waiver to the Credit Agreement.
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
Debt
     Credit Agreement
     On October 14, 2004, we entered into a credit agreement with a group of financial institutions led by JPMorgan Chase Bank that provides for a five-year $175 million term loan in addition to the existing $100 million revolving credit facility that expires in June 2008. The Credit Agreement is secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Credit Agreement contains restrictive covenants that include certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; capital expenditures; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, all subject to certain exceptions. The Credit Agreement will terminate on April 15, 2007 in the event that the Senior Subordinated Notes have not been refinanced on or before that date. As provided for in the Credit Agreement, all of our financial reporting to the lenders, including for the period ended March 31, 2006, will be prepared in accordance with U.S. generally accepted accounting principles. On March 30, 2006, the Company entered into the Third Amendment and Waiver to the Credit Agreement discussed below under Consent Solicitations. At March 31, 2006, there was $25.0 million borrowed and $14.1 million in letters of credit issued under the revolving credit facility. At May 31, 2006, there was $39.5 million borrowed and $14.1 million in letters of credit issued under the revolving credit facility and the outstanding balance on the term loan was $143.3 million, reflecting a $30 million mandatory repayment from the proceeds of the Crunch Fitness sale.
     Consent Solicitations
     On March 14, 2006, we announced that we would not meet the March 16, 2006 deadline for filing our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC. Although the delay in filing resulted in defaults of the financial reporting covenants under the indentures governing our Senior Subordinated Notes and Senior Notes, it did not constitute an event of default without delivery of a notice of default and expiration of a 30-day cure period. A cross-default under our Credit Agreement would have occurred 10 days after receipt of such notice. Additionally, a default would also have occurred under the Credit Agreement if we did not deliver audited financial statements for the year ended December 31, 2005 to the lenders hereunder by March 31, 2006.
     On March 24, 2006, we announced that we would seek waivers of the defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and Senior Notes through a consent solicitation, which was commenced on March 27, 2006. In connection with the consent solicitation, we entered into agreements with approximately 53% of the holders of the Senior Subordinated Notes to consent to the requested waivers.
     On March 30, 2006, we entered into the Third Amendment and Waiver with the lenders under our Credit Agreement that modified the definition of “Consolidated Interest Expense,” modified permitted dispositions, clarified the definition of “Banking Day,” extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006 with an option to elect to extend until October 11, 2006, permitted payment of the consent fees to the holders of the Senior Subordinated Notes and the Senior Notes and excluded fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.
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

     In connection with these consents, we issued 1,956,195 shares of unregistered common stock and paid $0.8 million in fees to the holders of the Senior Subordinated Notes and the Senior Notes, paid the lenders under the Credit Agreement $2.5 million in fees and recorded $22 million in deferred finance charges as of March 31, 2006. Additionally, on April 11, 2006, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5.6 million from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders to the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.
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
     Other Secured Debt
     The Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement at March 31, 2006. As a result, the outstanding amount of $1.0 million has all been classified as current. On May 31, 2006, there was $0.8 million outstanding.
     On March 31, 2006, the Company was not in compliance with two credit agreements with the same lender. These agreements represented debt of restricted subsidiaries in the amount of $3.1 million and debt of an unrestricted subsidiary in the amount of $1.7 million. On April 13, 2006, these agreements were amended and the Company was in compliance. As the Company was in compliance as of the date of filing this Form 10-Q for the period ending March 31, 2006, no additional amounts have been classified as current.
Off-Balance Sheet Arrangements
     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on the Company’s financial condition or results of operations. Pursuant to the sale of Crunch Fitness, the Company remained liable on certain leases and/or lease guarantees. See Note 9 of Notes to Condensed Consolidated Financial Statements, Guarantees.
Recently Issued Accounting Standards
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), or SFAS No. 155, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. This statement also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”) by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the fiscal year 2007. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

Item 3. Interest Rate Risk and Market Risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its bank credit facility bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of these variable rate obligations for the three months ended March 31, 2006, a 100 basis point change in rates would have changed interest expense by approximately $0.5 million for the three month period.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s Senior Subordinated Notes was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (11.15% at March 31, 2006). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would have changed interest expense by approximately $0.5 million for the three month period.
Foreign Exchange Risk
     The Company has operations in Canada, which are denominated in local currency. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     This Evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on June 27, 2006.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
     Our management, under the supervision and with the participation of our PEO and PFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2006. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our PEO and PFO, concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were not effective. In light of the material weaknesses, in 2005 and 2006 we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls over Financial Reporting (ICFR)
     No changes in the period ended March 31, 2006; see Item 9A-Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of controls and procedures for the Company.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     See Item 3. Legal Proceedings in the Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A. Risk Factors
     This Quarterly Report on Form 10-Q should be read in conjunction with those certain risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
     The Company does not regularly repurchase shares nor does the Company have a share repurchase program.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
Annual Meeting of Stockholders held on January 26, 2006
     On February 7, 2006, IVS Associates, Inc. certified the vote of the Annual Meeting of Stockholders held January 26, 2006 and confirmed that Charles J. Burdick, Barry R. Elson and Don R. Kornstein were elected as directors of the Company. Paul A. Toback, Barry M. Deutsch, James F. McAnally, M.D., Adam J. Metz, John W. Rogers, Jr. and Steven S. Rogers continued as directors of the Company after the meeting. However, on February 9, 2006, Adam S. Metz resigned from the Board of Directors and Eric Langshur was unanimously reappointed by the Board of Directors. Mr. Langshur continues to serve as Chairman of the Audit Committee.
     In addition, IVS Associates, Inc. certified that the proposal to adopt the 2006 Omnibus Equity Compensation Plan was defeated, that the proposal to ratify the appointment of KPMG LLP as independent auditor was approved, that the stockholder proposal of Pardus Capital Management LLC regarding bylaw amendments was approved, and that the stockholder proposals of Liberation Investments L.P. did not receive the required approval of 75% of the outstanding common shares of the Company.
     The votes were tabulated as follows, with holders of 29,772,320 shares of Common Stock represented in person or by proxy out of 38,285,905 shares outstanding on the record date:

Nominees	Votes Cast For	Votes Withheld

Eric Langshur	4,572,342	1,384,862
Charles J. Burdick	29,254,705	517,615
Barry R. Elson	29,257,838	514,482
Don R. Kornstein	24,715,066	287,685

Proposal	For	Against	Abstain

2006 Omnibus Equity Compensation Plan	4,790,557	23,923,679	1,058,083
KMPG LLP as Independent Auditor	27,818,822	52,466	1,876,132
Stockholder proposal regarding the repeal of, or amendments to, the Company’s by-laws if any, adopted without stockholder approval after May 25, 2005 and prior to the annual meeting	24,170,116	256,061	5,321,243
Stockholder proposal to give stockholders the authority to remove the Chief Executive Officer and President of the Company*	19,612,635	8,344,746	1,814,938
Stockholder proposal to increase stockholder authority in determining tenure of Bally’s officers*	19,612,820	8.344,746	1,814,753
Stockholder proposal to protect stockholder authority to remove Bally officers*	19,613,347	8,344,746	1,814,226
Stockholder proposal to remove Paul A. Toback as Chief Executive Officer and President of the Company*	19,605,733	8,347,503	1,819,083

*Proposal required approval of 75% of outstanding common shares of the Company.

Consent Solicitation
     On March 27, 2006, the Company commenced a solicitation of consents from holders of its 10 1/2% Senior Notes due 2011 (the “Senior Notes”) and holders of its 9 7/8% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”) to seek a waiver of defaults arising from the Company’s failure to timely file its financial statements for the fiscal year ended December 31, 2005 with the SEC and to extend the time for filing its financial statements for the quarters ended March 31 and June 30, 2006. On April 7, 2006, the Company received the necessary consents from the holders of the Senior Notes and the Senior Subordinated Notes. The vote totals for the consents are set forth on the following table:

	Principal Amount	Principal Amount	Principal Amount	Principal Amount
Notes	Outstanding ($)	Voted For ($)	Voted Against ($)	Abstained ($)
Senior Notes	299,764,000	283,970,000	N/A	15,794,000
Senior Subordinated Notes	235,000,000	233,029,000	N/A	1,971,000
Item 5. Other Information
     None
Item 6. Exhibits
     (a) Exhibits:

4.1	Supplemental Indenture, dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9-7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

4.2	Supplemental Indenture, dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10-1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

4.3	Amended and Restated Registration Rights Agreement dated as of April 13, 2006 by and between Bally Total Fitness Holding Corporation and certain holders who are signatories thereto (incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

4.4	Registration Rights Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and the purchasers listed on the signature page thereto (incorporated by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

+10.1	Employment Agreement effective as of January 1, 2006 between the Company and John H. Wildman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated February 10, 2006).

+10.2	Interim Executive Services Agreement dated as of April 12, 2006 between Tatum, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.3	Third Amendment and Waiver, dated as of March 24, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004 (as in effect on March 23, 2006), among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated March 31, 2006).

10.4	Consent Agreement by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.5	Consent Agreement by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.6	Consent Agreement by and between Bally Total Fitness Holding Corporation and Pardus European Special Opportunities Master Fund L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.7	Stock Purchase Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and Wattles Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

10.8	Stock Purchase Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and investment funds affiliated with Ramius Capital Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

10.9	Fourth Amendment dated as of June 23, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, file no. 001-13997, for the fiscal year ended December 31, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION Registrant
By:	/s/ David S. Reynolds
David S. Reynolds
Vice President and Controller (principal financial officer)

Dated: June 27, 2006